Form 10-Q
period 2006-10-28
OPTIUM CORP
filed 2006-12-12
CIK 1219169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2006

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-33109

OPTIUM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	59-3684497
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

500 Horizon Drive, Suite 505 Chalfont PA 18914

(Address of principal executive offices)        (Zip Code)

(215) 712-6200

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated file ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

The number of shares of Common Stock, $.0001 par value,
outstanding as of December 6, 2006 was 25,324,100

TABLE OF CONTENTS

PART I

Financial Information

ii

FORWARD-LOOKING STATEMENTS

From time to time, the Company makes forward-looking statements. Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. When used in this document, the words “will,” “plan,” “believe,” “may,” “anticipate,” “ could,” “seek,” “estimate,” “expect,” “continue,” “intend,” and similar expressions, variations or the negatives of these terms are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable at the time they are made, no assurance can be made that these expectations will prove to be correct.

The Company may include forward-looking statements in its periodic reports to the Securities and Exchange Commission on Forms 10-K, 10-Q, and 8-K, in its annual report to shareholders, in its proxy statements, in its press releases, in other written materials, and in statements made by employees to analysts, investors, representatives of the media, and others.

By their very nature, forward-looking statements are subject to uncertainties, both general and specific, and risks exist that predictions, forecasts, projections and other forward-looking statements will not be achieved.  Actual results may differ materially due to a variety of factors including, without limitation, those discussed under “Certain Trends Affecting Our Results of Operations;” Risk Factors;” and elsewhere in this report.  Investors and others should carefully consider these factors and other uncertainties and events, whether or not the statements are described as forward-looking.

Forward-looking statements made by the Company are intended to apply only at the time they are made, unless explicitly stated to the contrary. Moreover, whether or not stated in connection with a forward-looking statement, the Company makes no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made. If the Company were in any particular instance to update or correct a forward-looking statement, investors and others should not conclude that the Company will make additional updates or corrections thereafter.

PART I

Financial Information

ITEM 1. Financial Statements

Optium Corporation
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three months ended
	October 28, 2006	October 29, 2005
Revenue	$30,010	$14,016
Cost of revenue	21,305	10,974
Gross profit	8,705	3,042
Operating expenses:
Research and product development	2,996	1,742
Selling, general and administrative	2,827	947
Total operating expenses	5,823	2,689
Income from operations	2,882	353
Interest and other income (expense), net	56	32
Income before income tax expense	2,938	385
Income tax expense	179	8
Net income	$2,759	$377

Basic net income per share	$0.96	$0.21
Basic weighted average common shares outstanding	2,864	1,818

Diluted net income per share	$0.13	$0.02
Diluted weighted average common shares outstanding	20,630	16,981

See accompanying notes.

Optium Corporation
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share amounts)

	October 28, 2006	July 29, 2006
Assets
Current assets:
Cash and cash equivalents	$8,513	$10,377
Accounts receivable—net of allowance of $55 and $25	18,306	19,075
Inventories	16,378	11,701
Prepaid expenses and other current assets	397	407
Total current assets	43,594	41,560
Property and equipment—net	5,514	5,207
Other assets	3,720	2,009
Goodwill	10,565	10,533
Total assets	$63,393	$59,309
Liabilities, redeemable convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$21,009	$18,386
Accrued expenses	3,047	2,207
Accrued warranty	341	223
Other current liabilities	158	2,640
Current portion of debt	594	320
Total current liabilities	25,149	23,776
Long-term debt, net of current portion	—	351
Other long-term liabilities	143	97
Total liabilities	25,292	24,224
Commitments and contingencies
Series A redeemable convertible preferred stock, $0.0001 par value—24,450,000 shares authorized, 24,000,000 shares issued and 23,818,500 outstanding, liquidation preference of $7,939 at October 28, 2006	7,939	7,939
Series B redeemable convertible preferred stock, $0.0001 par value—42,702,958 shares authorized, 42,702,949 shares issued and 41,969,418 outstanding, liquidation preference of $35,674 at October 28, 2006	35,674	35,674
Series C senior redeemable convertible preferred stock, $0.0001 par value—60,526,000 shares authorized, 59,879,318 shares issued and outstanding, liquidation preference of $55,025 at October 28, 2006	11,962	11,962
Series D senior redeemable convertible preferred stock, $0.0001 par value—25,500,000 shares authorized, 25,245,570 shares issued and outstanding, liquidation preference of $20,510 at October 28, 2006	10,255	10,255
Series D-1 senior redeemable convertible preferred stock, $0.0001 par value—24,475,897 shares authorized, issued and outstanding, liquidation preference of $21,343 at October 28, 2006	21,343	21,343
Stockholders’ deficit:
Common stock, $0.0001 par value — 100,000,000 shares authorized, 4,372,659 and 4,353,509 shares issued, respectively; 2,878,580 and 2,859,430 shares outstanding, respectively	—	—
Additional paid in capital—common stock	9,530	9,173
Deferred compensation	(1,300)	(1,170)
Accumulated other comprehensive income	350	320
Treasury stock, 1,494,085 shares of common stock—at cost	(2,762)	(2,762)
Accumulated deficit	(54,890)	(57,649)
Total stockholders’ deficit	(49,072)	(52,088)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$63,393	$59,309

See accompanying notes.

Optium Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three months ended
	October 28, 2006	October 29, 2005
Cash flows from operating activities
Net income	$2,759	$377
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	626	588
Stock-based compensation	192	—
Provision for doubtful accounts	30	—
Changes in operating assets and liabilities:
Accounts receivable	738	(1,269)
Inventories	(4,677)	46
Prepaid expenses and other current assets	11	(121)
Other assets	(610)	6
Accounts payable	2,623	(875)
Accrued expenses	838	82
Other current liabilities	(2,482)	—
Accrued warranty	118	31
Other long-term liabilities	45	2
Net cash provided by (used in) operating activities	211	(1,133)
Cash flows from investing activities
Purchase of property and equipment	(930)	(639)
Net cash used in investing activities	(930)	(639)
Cash flows from financing activities
Payments of line of credit	(77)	—
Deferred financing costs	(1,101)	—
Proceeds from exercise of employee stock options	36	3
Net cash (used in) provided by financing activities	(1,142)	3
Effect of exchange rate changes on cash and cash equivalents	(3)	—
Net decrease in cash and cash equivalents	(1,864)	(1,769)
Cash and cash equivalents, beginning of period	10,377	8,474
Cash and cash equivalents, end of period	$8,513	$6,705

See accompanying notes.

Optium Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.  Organization and Operations

Optium Corporation (the “Company”) was incorporated in the State of Delaware on September 8, 2000. The Company is a supplier of high-performance optical subsystems for use in telecommunications and cable TV network systems. Since its founding in 2000, the Company has developed proprietary technology and products that enable transmission, reception and switching functionality for high-bandwidth, intelligent optical networking applications. The Company designs, manufactures and sells optical subsystems, including transceivers and transmitters. The Company has also recently launched a technologically innovative reconfigurable add-drop multiplexer or ROADM, which enables dynamic wavelength processing.

Refer to Note 14, Subsequent Event, related to the Company’s recent initial public offering.

2.  Summary of Significant Accounting Policies

Principles of consolidation

As of March 5, 2006, the consolidated financial statements include Optium Corporation and its wholly owned subsidiary, Optium Australia Pty Limited. All significant intercompany accounts and transactions have been eliminated in the consolidation.

Fiscal year

The Company’s fiscal year ends on the Saturday closest to July 31. The first quarters of fiscal 2007 and 2006 ended on October 28, 2006 and October 29, 2005, respectively.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and loss during the reporting period. Actual results could differ from those estimates. Operating results for the three months ended October 28, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ended July 28, 2007. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the fiscal year ended July 29, 2006 included with the Company’s registration statement on Form S-1 (Registration No. 333-135472) declared effective by the Securities and Exchange Commission on October 26, 2006.

Stock-based compensation

Effective July 30, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payment”, which requires companies to recognize in their statement of operations all share-based payments, including grants of stock options, based on the grant date fair value. The Company adopted SFAS No. 123(R) using the prospective-transition method. Stock-based compensation is measured at the grant date, based on the fair value of the award, and expensed over the requisite service period. The application of SFAS No. 123(R) involves significant amounts of judgment in the determination of inputs into the Black-Scholes model which the Company uses to determine the value of stock options. Inherent in this model are assumptions related to expected stock price volatility, option life, risk free interest rate and dividend yield. While the risk free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which make them critical accounting estimates. The fair value of each stock option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

Three months ended October 28, 2006
Risk-free interest rate	4.82%-4.74%
Expected dividend yield	0%
Expected life	5 years
Expected volatility	80%

Risk-free interest rate: The Company uses the risk free interest rate of a U.S. Treasury Note with a similar term on the date of the grant.

Expected dividend yield: The Company uses a 0% expected dividend yield as the Company has not paid and does not anticipate declaring dividends in the near future.

Expected life: The Company’s expected life is based on the period the options are expected to remain outstanding based on the vesting periods and expectations of future employee actions.

Expected volatility: The Company estimated the expected volatility of the stock price based on an analysis of other volatility factors exhibited in the market because of the limited history of the Company’s stock.

Forfeitures: The Company estimates forfeitures based on historical experience and factors of known historical or future projected work force reduction actions to anticipate the projected forfeiture rates.

During the three months ended October 28, 2006, 188,924 stock options  with a weighted average grant date  fair value of $10.05 per option were granted under the Company’s 2000 Stock Option Plan. The compensation expense charged against earnings for SFAS 123(R) stock-based compensation for the first quarter of fiscal year 2007 was approximately $47,000. As of October 28, 2006, there was approximately $1.7 million unrecognized compensation expense related to non-vested stock option agreements. The stock-based compensation expense is expected to be recognized in earnings over the weighted-average vesting period of 4 years.

Prior to the adoption of SFAS No. 123(R), the Company accounted for its stock-based compensation granted to employees in accordance with the provisions of Accounting Principles Board Opinion 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price of the option. The Company recorded stock-based compensation to the extent that the exercise price was less than the fair value of the Company’s stock on the date of grant.

Additionally, in the prior period, the Company disclosed the information required by the Financial Accounting Standards Board (“FASB”) under Statement of Financial Accounting Standards Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”) using the minimum value method. Stock issued to non-employees is accounted for under the provisions of Statement 123 and the Emerging Issues Task Force (“EITF”) Consensus in Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with, Selling Goods or Services” (“EITF 96-18”).  In accordance with SFAS No. 123(R), options that were valued using the minimum value method under Statement 123, for purposes of pro forma disclosure, must be transitioned to SFAS No. 123(R) using the prospective method. Under the prospective method options granted prior to fiscal 2007 will continue to be accounted for under the same accounting principles (recognition and measurement) originally applied to those awards, which for the Company was APB 25. Accordingly, the adoption of SFAS 123(R) did not result in any compensation cost being recognized for the options granted prior to the adoption of SFAS 123(R).

Under Statement 123, non-employee stock-based compensation is accounted for based on the fair value of the consideration received or equity instruments issued, whichever is more readily determinable. However, Statement 123 does not address the measurement date and recognition period. EITF 96-18 states a consensus that the measurement date should be the earlier of the date at which a commitment for performance by the counterparty is reached or the date at which the counterparty’s performance is complete.

Under the pro forma disclosure previously required under SFAS 123, the compensation cost for the Company’s stock-based compensation plans had been determined based upon the fair value of the options at the grant date. Consistent with the methodology prescribed under Statement 123, the Company would have recorded $106,439 and $12,001 as stock based compensation in selling, general and administrative expenses for the three months ended October 28, 2006 and October 29, 2005, respectively, related to the grants issued prior to the adoption of SFAS 123(R), as presented below:

	Three months ended
	October 28, 2006	October 29, 2005
	(in thousands)
Net income, as reported	$2,759	$377
Add: Stock-based compensation under APB 25	139	—
Add: Stock-based compensation under SFAS123(R)	45
Less: Stock-based compensation expense determined under fair value method for all awards	(147)	(12)
Net income, pro forma	$2,796	$365
Basic EPS, as reported	$0.96	$0.21
Diluted EPS, as reported	$0.13	$0.02
Basic EPS, pro forma	$0.98	$0.20
Diluted EPS, pro forma	$0.14	$0.02

Revenue recognition

The Company derives revenue from the manufacture and sale of optical subsystem products for use in high-performance network systems. Our revenue recognition policy follows SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” Specifically, the Company recognizes product revenue when the following requirements have been met:

•                  Evidence of an arrangement.  Persuasive evidence exists of an arrangement with a customer, typically consisting of a purchase order which details quantity, fixed schedule of delivery and agreed upon terms.

•                  Delivery and acceptance.  Product has been shipped via third party carrier, accepted and title has transferred to the customer, under free on board, or FOB, terms agreed to by the customer. The only rights of return are under our warranty policy.

•                  Fixed or determinable fee.  The amount of revenue to which we are entitled is fixed or determinable at the time of shipment. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.

•                  Collection is deemed probable.  Collectibility is reasonably assured and there are no uncertainties with respect to customer acceptance. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

The Company is required to determine whether delivery has occurred, whether items will be returned or whether the Company will be paid under normal terms. The Company specifies delivery terms and accesses each shipment against those terms and only recognizes revenue when certain that the delivery terms have been met to the extent that one or more of the conditions are not present, the Company delays recognition of revenue until all conditions are present.

Comprehensive income (loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“Statement 130”), requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Components of other comprehensive income (loss) that the Company currently reports are gains and losses from foreign currency translations, as follows:

	Three months ended
	October 28, 2006	October 29, 2005
	(in thousands)
Net income	$2,759	$377
Other comprehensive income:
Net change in cumulative foreign currency translation adjustment	30	—
Comprehensive income	$2,789	$377

Net income per share

The Company computes net income per common share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net income per common share is computed by dividing the net income applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding. In accordance with SFAS No. 128, incremental potential common shares from the conversion of preferred stock and the exercise of stock options and warrants are included in the calculation of diluted net income per share except when the effect would be anti-dilutive.

The calculations for basic and diluted net income per share were as follows:

	Three months ended
	October 28, 2006	October 29, 2005
	(in thousands, except per share data)
Numerator:
Numerator for basic and diluted income per share - net income	$2,759	$377

Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	2,864	1,818
Effect of dilutive shares
Stock options	1,240	746
Series A and C warrants	82	67
Conversion of preferred shares into common stock	16,444	14,350
Denominator for diluted earnings per share — adjusted weighted-average common shares outstanding	20,630	16,981
Basic net income per share	$0.96	$0.21
Diluted net income per share	$0.13	$0.02

Diluted earnings per share does not reflect the following weighted-average potential common shares as the exercise prices of such options were greater than the average fair value of the Company’s common stock during the respective periods.

	Three months ended
	October 28, 2006	October 29, 2005
	(in thousands)
Unvested common stock “out of money”	2	14

Recent accounting pronouncements

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” which is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 by prescribing the minimum threshold a tax position is required to meet before being recognized in an enterprise’s financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition, and clearly scopes out income taxes from SFAS No. 5, “Accounting for Contingencies.” FIN 48 is effective for fiscal years beginning after December 15, 2006 but earlier application is encouraged. Differences between the amounts recognized in the statements of financial position prior to adoption of FIN 48 and the amounts reported after adopted should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is currently determining the impact of FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a common definition to provide enhanced guidance when using fair value to measure assets and liabilities, establishes a framework for measuring fair value, and expands disclosures about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently determining the impact of implementating SFAS No. 157.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. The dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The implementation of SAB 108 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Segment information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to stockholders. Operating segments are identified as components of an enterprise about which separate financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment. There were no significant tangible assets located or revenue generated outside of the U.S. as of October 28, 2006 or July 29, 2006.

3.  Inventories

Inventories consist of the following at:

	October 28, 2006	July 29, 2006
	(in thousands)
Raw materials	$11,305	$7,685
Work in process	1,450	1,276
Finished goods	3,623	2,740
	$16,378	$11,701

4.  Other Assets

Other assets consist of the following at:

	October 28, 2006	July 29, 2006
	(in thousands)
Deferred financing costs	$3,631	$1,916
Restricted cash	68	68
Other	21	25
	$3,720	$2,009

On October 26, 2006, the Securities and Exchange Commission declared effective the Company’s registration statement on Form S-1 (Registration No. 333-135472) The Company’s common stock began trading on the NASDAQ Global Market under the symbol “OPTM” on October 27, 2006. The deferred financing costs represent direct transactional costs the Company has incurred in connection with the public offering. The deferred financing costs will be reflected as a reduction of equity upon closing of the offering which occurred on November 1, 2006.

5.  Line of Credit

On May 25, 2004, the Company entered into a $3,500,000 line of credit agreement, including a revolving promissory note of $2,500,000 and an equipment term note of $1,000,000. The line of credit bears interest at 1.75% plus Prime. On June 27, 2005, the Company modified the terms of the debt to increase the equipment term note to $2,000,000; change the interest rate to prime plus 1.25% (7.75% at July 30, 2005) for the initial equipment advance and the first draw on the line of credit of $820,778. On June 6, 2006, the Company renewed the line of credit to modify the interest rate on the outstanding principal to prime plus

0.75% and to extend the renewal date to May 22, 2007. The interest rate would be prime plus 1.5% for supplemental advances. As of October 28, 2006, $593,560 was outstanding on the equipment term note.

Aggregate maturities on the equipment term note subsequent to October 28, 2006 are as follows: $242,953 in fiscal year 2007, and $350,607 in 2008. The line of credit agreement contains financial covenants such as a minimum quick ratio of 1.50:1.00, tangible net worth of $22,000,000 plus an increase based on a percentage of quarterly net income and an accounts receivable balance in excess of the line (based on specified criteria). The terms of the equipment loan were amended for July 29, 2006 and October 28, 2006. At July 29, 2006, the terms of the covenants were amended to require a minimum quick ratio of 1.25:1.00 and a tangible net worth of $22,000,000. At October 28, 2006, the terms of the covenants were amended to require a minimum quick ratio of 0.75:1.00 through January 2007. Absent these amendments, the Company would not have been in compliance with the financial covenants in the equipment loan as of July 29, 2006 or October 28, 2006.

Subsequent to October 28, 2006, the Company paid the outstanding line of credit in full on November 3, 2006.

6.  Other Current Liabilities

Other current liabilities consist of $158,600 and $2,639,560 in deferred revenue at October 28, 2006 and July 29, 2006, respectively. The Company is required to determine whether delivery of each shipment has occurred, and the Company specifies delivery terms and assesses each shipment against those terms and only recognizes revenue when there is certainty that the delivery terms are met. The Company recorded deferred revenue of $45,000 and $2,639,560 as of October 28, 2006 and July 29, 2006 for shipments when confirmation of delivery occurred after the end of the fiscal period. Additionally, at October 28, 2006, the Company recorded deferred revenue of $113,600 related to a prepayment for future shipments.

7.  Acquisition

On March 5, 2006, the Company acquired Engana Pty Limited, renamed Optium Australia Pty Limited, a leading innovator of ROADM technology, for approximately $26,272,000 including $638,000 in related acquisition costs. The purchase was funded through the issuance of 24,475,897 shares of Series D-1 Senior Convertible Preferred Stock and 729,361 shares of Series 2 non-voting common stock of the Company, including 2,447,583 and 72,936 of shares held in escrow, respectively, for all of the outstanding shares of Engana Pty Limited. The escrow shares will be released upon the earlier of 18 months or six months following the closing of the Company’s initial public offering. In determining the aggregate purchase price paid for Engana Pty Limited, the Company used $0.87204 per share for the Series D-1 Senior Convertible Preferred Stock, the per share base liquidation value of such stock, and $5.76 per share for the Series 2 non-voting common stock, the contemporaneous per share fair market value of the Company’s common stock as determined by the Board of Directors. Additionally, fully-vested options to purchase 55,305 shares of common stock were granted in exchange for all outstanding options of Engana Pty Limited (which were fully-vested). This acquisition provided additional technology and products to enhance the Company’s product offerings. The transaction was accounted for as a purchase in accordance with Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations.” As a result, the assets that the Company acquired were accounted for at fair value on the acquisition date, and the results of operations of Engana Pty Limited are included in the Company’s consolidated results of operations since the acquisition date.

The Engana Pty Limited purchase price was allocated as follows (in thousands):

Net assets acquired	$4,788
Acquired in-process research and development	11,187
Goodwill	10,297
Total purchase price	$26,272

The following table summarizes the components of the assets acquired at fair value (in thousands):

Cash	$4,639
Net fixed assets and other	491
Less liabilities assumed	(342)
Net assets acquired	$4,788

Engana’s developmental project that had not reached technological feasibility and had no future alternative use was classified as acquired in-process research and development and expensed on the acquisition date. Efforts required to develop acquired in-process research and development into commercially viable products include the planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

The results of operations of Engana have been included in the Company’s condensed consolidated financial statements subsequent to the date of acquisition. The financial information in the table below summarizes the combined results of operations of us and Engana, on a pro forma basis, for the period prior to the acquisition as if the acquisition occurred at the beginning of the period presented:

Three months ended
October 29, 2005
(in thousands, except per share data)
Total revenues	$14,016
Pro forma net loss	(430)
Pro forma net loss per share—basic and diluted	(0.24)
Reported net income	377
Reported net income per share—basic	0.21
Reported net income per share—diluted	0.02

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented. The pro forma financial information excludes an $11,187,000 charge for acquired in-process research and development, which is a non-recurring charge not representative of research and development expenses incurred for that period.

8.  Redeemable Convertible Preferred Stock

As of October 28, 2006, the Company has authorized under its Certificate of Incorporation, as amended on October 10, 2006, the issuance of 177,654,855 shares of preferred stock, of which 24,450,000 have been designated as Series A redeemable convertible preferred stock (Series A), 42,702,958 shares have been designated Series B redeemable convertible preferred stock (Series B), 60,526,000 shares have been designated Series C senior redeemable convertible preferred stock (Series C), 25,500,000 shares have been designated Series D senior redeemable convertible preferred stock (Series D), and 24,475,897 shares have been designated Series D-1 senior redeemable convertible preferred stock (Series D-1).

As the potential redemption of the preferred stock is outside the control of the Company, it has been classified outside of stockholders’ deficit.

Subsequent to October 28, 2006, the Company closed its initial public offering. Refer to Note 14, Subsequent Event for more information. Upon closing of the offering, all outstanding preferred shares converted to common stock. Outstanding warrants will convert into common stock upon exercise of such warrants.

At October 28, 2006, the Company has reserved 16,537,680 shares of its common stock for the conversion of its outstanding preferred shares as follows:

	Outstanding Preferred Shares	As Converted into Common Stock
Series A	23,818,500	2,344,496
Series A warrants	450,000	44,294
Series B	41,969,418	4,966,532
Series C	59,879,318	4,989,932
Series C warrants	587,769	48,979
Series D	25,245,570	2,103,793
Series D-1	24,475,897	2,039,654
	176,426,472	16,537,680

9.  Stockholders’ Deficit

Common stock

As of October 28, 2006, the Company has authorized under its Certificate of Incorporation, as amended October 10, 2006, the issuance of 100,000,000 shares of common stock, of which 729,361 have been designated Series 2 nonvoting common stock. The Series 2 nonvoting common stock automatically converts into voting common stock upon the earlier of (i) March 31, 2011, (ii) the conversion of all shares of preferred stock, (iii) a change in control transaction with respect to the Company, or (iv) the redemption of any shares of preferred stock. Subsequent to October 28, 2006, the Company closed its initial public offering; refer to Note 14, Subsequent Event. Upon closing of the offering, all outstanding shares of preferred shares converted to voting common stock and all outstanding shares of Series 2 nonvoting common stock converted into voting common stock.

On October 9, 2006, the Company’s Board of Directors approved a 1-for-12 reverse stock split of the Company’s issued common stock, subject to stockholder approval. On October 10, 2006, the Company’s stockholders approved the reverse stock split. The reverse stock split became effective on October 10, 2006, upon the filing by the Company of an amendment to the Certification of Incorporation with the Delaware Secretary of State giving effect to the reverse stock split. Common share and common share-equivalents have been restated to reflect the reverse stock split for all periods presented.

Stock incentive plan

In fiscal 2000, the Company adopted the 2000 Optium Corporation Stock Incentive Plan, as amended, (the “2000 Plan”) under which 3,457,073 shares of common stock were reserved for issuance. As of October 28, 2006, no shares are available for future grants under the 2000 Plan. Under the terms of the 2000 Plan, the Company could grant nonqualified or incentive stock options, restricted stock, or make awards of stock appreciation rights to directors, officers, employees, and consultants of the Company. Option grants under the 2000 Plan generally vest over four years and expire ten years from the date of grant.

During the first quarter of fiscal year 2007, the Company adopted the 2006 Optium Corporation Stock Incentive Plan, as amended, (the “2006 Plan”) under which 283,333 shares of common stock have been reserved for issuance. Under the terms of the 2006 Plan, the Company may grant nonqualified or incentive stock options, restricted stock, or make awards of stock appreciation rights to directors, officers, employees, and consultants of the Company. The exercise price for grants shall be determined by the Board of Directors on the date of grant, but in no event shall the exercise price of incentive stock options be less than 100% of the fair market value of the common stock (110% for any incentive stock option granted to a person owning more than 10% of the total combined voting power of all classes of stock as determined by the Board of Directors on the date of grant). Option grants under the 2006 Plan generally vest over four years and expire ten years from the date of grant. As of October 28, 2006, no grants were made under the 2006 Plan.

Stock option transactions under the 2000 Plan for the three months ended October 28, 2006 are summarized as follows:

	Number of Options	Range of Exercise Prices	Weighted Average Exercise Price
Balance—July 29, 2006	1,651,766	$0.48-10.92	$3.6692
Granted	188,924	$14.04-17.50	$14.9403
Forfeited	(8,125)	$2.40-14.04	$10.1662
Exercised	(19,150)	$0.48-10.92	$1.8611
Outstanding—October 28, 2006	1,813,415	$0.48-17.50	$4.8334
Options exercisable—October 28, 2006	718,597	$0.48- 5.76	$1.2310

During the three months ended October 28, 2006 certain employees exercised options to purchase 19,150 shares of the Company’s common stock for proceeds of $35,640.

The weighted average remaining life of the options as of October 28, 2006 is 8.41 years.

The detail of the options exercisable as of October 28, 2006 is as follows:

Number of Options	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Life
613,574	$0.4800-1.08	$0.5957	7.26
105,023	$2.4000-5.76	$4.9425	9.45

Deferred Compensation

The Company’s Board of Directors has determined the fair value of all stock option grants on the date of the grants. In April 2006, as a result of improved operating performance, the execution of a letter of intent to acquire Engana, external market factors affecting the Company’s market sector, as well as feedback from investment bankers indicating that the Company was now a viable initial public offering candidate, the Board of Directors retrospectively determined the fair value of the Company’s common stock for all stock options granted during the three fiscal quarters beginning May 1, 2005 and ending January 28, 2006. As a result of the Company’s retrospective determinations of fair value of the common stock for prior option grant dates of June 23, 2005, September 21, 2005 and November 7, 2005, the Company recorded an aggregate of approximately $125,000 of deferred stock-based compensation on the balance sheet for the stock options granted on those dates. The amount of deferred stock-based compensation for each stock option grant on these dates was calculated based on the difference between the retrospectively determined fair value per share of the common stock at the date of the grant and the exercise price of the option. The Company will amortize this deferred stock-based compensation expense over the vesting period of the applicable stock option grants, subject to adjustment for any stock options which are cancelled or accelerated.

In June 2006, based on the Company’s retrospective determinations of fair value of its common stock, the Company offered to the recipients of stock option grants on June 23, 2005, September 21, 2005 and November 7, 2005, the ability to amend the terms of their stock options to increase their per share exercise price from $0.96 to $1.08 in the case of June 23, 2005 grants, from $1.20 to $2.40 in the case of the September 21, 2005 grants and from $1.20 to $3.96 in the case of the November 7, 2005 grants. All of such stock option recipients have chosen to amend their stock options to a higher exercise price in order to avoid potential adverse personal income tax consequences. There was no additional consideration offered to the employees in exchange for amending their stock options.

In relation to these amended stock options, the Company recorded deferred stock-based compensation of approximately $1.5 million in the balance sheet in addition to the approximately $125,000 in deferred stock-based compensation referenced above. The amount of additional deferred stock-based compensation for each amended stock option was calculated based upon the difference between the amended exercise price of $1.08 per share, $2.40 per share or $3.96 per share, as applicable, and $10.92 per share, the valuation by the Board of Directors of the per share fair value of our common stock as of the date of amendment of the stock options. The Company will amortize this additional deferred stock-based compensation expense over the vesting period of the applicable stock option grants, subject to adjustment for any stock options which are cancelled or accelerated. During the three months ended October 28, 2006, total stock-based compensation related to the revaluation and remeaurement of these grants was approximately $144,900.

Warrants issued to employees

On January 31, 2003, the Company issued 1,308,954 warrants with an exercise price of approximately $0.05 per share to purchase shares of the Company’s Series C preferred stock to officers and employees who invested in the Series B preferred stock offering in fiscal 2001. The warrants are immediately exercisable and expire on the earliest of termination of employment with the Company or January 31, 2013. The excess of the fair market value of the Series C preferred stock over the exercise price of approximately $195,900 is included in general and administrative expenses for the year ended August 2, 2003. During fiscal year 2004, the Company canceled 58,007 Series C warrants as a result of an employee termination. In connection with the cancellation, the Company reduced its fiscal year 2004 salary expense by $8,680, which is included in selling, general and administrative expenses on the statements of operations. During the year ended July 29, 2006, 663,178 warrants were exercised for proceeds of $33,398. The conversion rate of Series C preferred stock is indicated in Note 8.

Warrants issued in connection with capital lease financing

On May 16, 2001, in connection with the closing of the capital lease line of credit (see Note 5), the Company issued a warrant to purchase 450,000 shares of Series A preferred stock at $0.33333 per share. The warrant vested immediately upon issuance and expires at the later of (i) ten years from the date of issuance or (ii) five years after the date of a qualified public offering of the Company’s common stock, as defined. The Company has reserved 450,000 shares of Series A preferred stock for issuance under the warrant agreement. The Company accounts for these warrants in accordance with APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The Company valued these warrants using the Black-Scholes option pricing model using the following assumptions: 80% volatility, 5.39% risk-free interest rate, 0.0% dividend yield, and a ten-year expected life, resulting in deferred financing costs of $125,336. Deferred financing costs are amortized to interest expense over the term of the debt using a method that approximates the interest method. The conversion rate of Series A preferred stock is indicated in Note 8.

10.  Income Taxes

At October 28, 2006, the Company has federal net operating loss (“NOL”) carry forwards of approximately $35 million which expire through July 2025. NOL carry forwards and credits are subject to review and possible adjustments by the Internal Revenue Service (“IRS”) and may be limited by the occurrence of certain events, including significant changes in ownership interests. The Company has performed a preliminary analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code has occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of the net operating loss carry forwards attributable to periods before the change. The preliminary review determined the Company has potential limitations related to approximately $2.5 million of the NOL carry forwards.

In connection with the acquisition of Engana Pty Limited, the Company acquired NOL tax carry forwards and credits in the amount of approximately $4.8 million. These NOL carry forwards and credits are subject to review and possible adjustments by the Australian Taxation Office (“ATO”) and may be limited by the occurrence of certain events, including significant changes in ownership interests or significant changes in the business of the Company. This is a factual test that can only be determined in the year in which the NOL carry forward is sought to be utilized. There is no time limit on the use of NOL carry forwards. The acquired net operating losses have been offset by a valuation allowance. Upon utilization of such NOL carry forwards, goodwill will be reduced.

Because of the Company’s lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which those temporary differences become deductible or within the periods before carry forwards expire.

For the three months ended October 28, 2006, the Company has a current tax provision of approximately $179,000 for federal and state alternative minimum tax (“AMT”).

11.  Commitments and Contingencies

Litigation

On September 11, 2006, JDS Uniphase Corporation and EMCORE Corporation filed a complaint in the United States District Court for the Western District of Pennsylvania alleging that the Company’s 1550 nm HFC externally modulated transmitter, in addition to possibly “products as yet identified,” infringes on two U.S. patents. Since discovery has not yet commenced, the Company is unable to determine the ultimate outcome of this litigation.

In the ordinary course of business, the Company is party to litigation, claims and assessments. Based on information currently available, management does not believe the impact of these matters will have a material effect on the financial condition, results of operations or cash flows of the Company.

Employment agreements

The Company has employment agreements with certain officers and key employees. According to the terms of the agreements, if there is a termination without cause, as defined, the Company must pay, depending on the agreement, severance pay of one to two years.

12.  Major Customers

Accounts receivable potentially subject the Company to a concentration of credit risk. The Company currently derives its revenues from a variety of companies in many different geographic locations internationally and in the United States operating within the telecommunications and Cable TV industry.

Revenues from major customers during the three months ended October 28, 2006 comprising 10% or more of total revenues were as follows:

Three months ended October 28, 2006

Customer A	33%
Customer B	18%
Customer C	11%

Accounts receivable from these three customers at October 28, 2006 represented 69% of total accounts receivable.

13.  Related Party Transactions

During the three months ended October 28, 2006 and October 29, 2005, the Company paid Guy Gertel, a consultant for sales and marketing and brother of the president and chief executive officer of the Company, $32,884 and $31,568, respectively, in cash compensation during such fiscal periods.

During the three months ended October 28, 2006, the Company reimbursed the president and chief executive officer for business travel expenses on a private jet of which he currently owns a fractional interest. The amount of such reimbursement was approximately $20,300.

Amounts paid to related parties represented values considered fair and reasonable, reflective of an arm’s length transaction.

14.  Subsequent Event

On November 1, 2006, the Company completed its initial public offering of 5.2 million shares of common stock at a price to the public of $17.50 per share as well as the sale of an additional 780,000 shares to cover underwriter over-allotments.  The Company’s common stock, quoted on the Nasdaq Global Market under the symbol “OPTM,” began trading on October 27, 2006.  Cash proceeds to the Company, net of underwriter commissions of approximately $7.4 million and related offering expenses of approximately $3.6 million, totaled approximately $93.7 million.  All preferred stock outstanding at the end of the quarter was converted to common stock upon the completion of the initial public offering.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED OCTOBER 28, 2006
AND COMPARABLE PERIOD ENDED OCTOBER 29, 2005

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our registration statement on Form S-1 (Registration No. 333-135472) declared effective by the Securities and Exchange Commission on October 26, 2006.

In addition to historical information, Management’s Discussion and Analysis of Financial Condition and Results of Operation and other items in this Quarterly Report on Form 10-Q contain forward-looking statements based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors. When used in this document, the words “will,” “plan,” “believe,” “may,” “anticipate,” “ could,”,” “seek,” “estimate,” “expect,” “continue,” “intend,” and similar expressions, variations or the negatives of these terms are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable at the time they are made, we can give no assurance that these expectations will prove to be correct. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this document.

Overview

We are a supplier of high-performance optical subsystems for use in telecommunications and cable TV network systems. Since our founding in 2000, we have developed proprietary technology and products that enable transmission, reception and switching functionality for high-bandwidth, intelligent networking applications. We design, manufacture and sell a suite of optical subsystems including transceivers and transmitters. We have also recently launched a technologically innovative ROADM, that enables dynamic wavelength processing, or DWP, which we refer to as our DWP ROADM. We believe that we have a fundamentally different product design approach from that of our competitors, allowing us to achieve mass customization of our products using common hardware platforms and customized embedded software. We also have implemented several unique automated and semi-automated manufacturing systems and processes designed to further improve our manufacturing yields and produce higher volumes of products than generally possible using manual production techniques.

Background

We were incorporated on September 8, 2000 and commenced operations in October 2000. In November 2000 and January 2001, we raised approximately $7.9 million through the issuance of shares of series A convertible preferred stock. In May, June and July of 2001, we raised approximately $35.7 million through the issuance of shares of series B convertible preferred stock. We completed another round of preferred stock financing in January 2003 in which we sold shares of series C senior convertible preferred stock for an aggregate purchase price of approximately $11.9 million. In May 2004 we raised approximately $10.3 million through the issuance of shares of series D senior convertible preferred stock, bringing total funds raised by us through preferred stock financings over the past six years to approximately $65.9 million.

On November 1, 2006, we completed our initial public offering of 5.2 million shares of common stock at a price to the public of $17.50 per share as well as the sale of an additional 780,000 shares to cover underwriter over-allotments.  Our common stock, quoted on the Nasdaq Global Market under the symbol “OPTM,” began trading on October 27, 2006.  Cash proceeds to us, net of underwriter commissions of approximately $7.4 million and related offering expenses of approximately $3.6 million, totaled approximately $93.7 million.  All outstanding preferred stock was converted to common stock upon the completion of the initial public offering.

Critical Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and loss during the reporting period. Actual results could differ from those estimates. Operating results for the fiscal quarters presented are not necessarily indicative of the results that may be expected for the fiscal year. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. There have been no material changes to the critical accounting policies and estimates as disclosed in our registration statement on Form S-1 (Registration No. 333-135472) declared effective by the Securities and Exchange Commission on October 26, 2006.

Recent Accounting Pronouncements

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” which is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 by prescribing the minimum threshold a tax position is required to meet before being recognized in an enterprise’s financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition, and clearly scopes out income taxes from SFAS No. 5, “Accounting for Contingencies.” FIN 48 is effective for fiscal years beginning after December 15, 2006 but earlier application is encouraged. Differences between the amounts recognized in the statements of financial position prior to adoption of FIN 48 and the amounts reported after adopted should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently determining the impact of FIN 48 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a common definition to provide enhanced guidance when using fair value to measure assets and liabilities, establishes a framework for measuring fair value, and expands disclosures about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently determining the impact of implementating SFAS No. 157.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. The dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The implementation of SAB 108 is not expected to have a material impact on our consolidated financial position or results of operations.

Current Trends Affecting Our Results of Operations

We have experienced increased demand for our products, which has been driven by market trends in the telecommunications and cable TV carrier industries such as network expansion, the implementation of new technologies and value-added services, network changes and consolidations in these industries. We expect growth of our current product portfolio to continue, and we also expect the market for our new products to expand our potential sources of revenue. Growth was driven by increased volumes in telecommunication, fiber to the home, or FTTH, and cable TV applications.  Service providers have driven demand with accelerated deployment of Internet protocol TV, or IPTV, networks, FTTH and 3G cellular backhaul requirements.  These systems utilize products from our tunable and fixed wavelength 10 gigabit per second, or 10 Gb/s, FTTH and cable TV offerings.

Network build-out opportunities in emerging economies have also driven increased demand for our fixed wavelength dense wavelength division multiplexing, or DWDM, products, including our pluggable DWDM transceivers.

Steady increases in data traffic and the expected increase in bandwidth requirements are driving carriers to deploy high-bandwidth, flexible, or agile, network systems. Our optical subsystems are designed to enable our customers to shorten product development cycles and to readily add product features to their network systems. We believe this will allow carriers to support high-bandwidth applications at significantly lower operating costs while simplifying network reconfiguration, improving reliability and enabling greater network functionality. In addition, we believe that network systems vendors are increasing their focus on providing higher value-added solutions, services and software to their carrier customers and de-emphasizing their optical hardware manufacturing efforts. We believe that we are well positioned to capitalize on the hardware design and manufacturing opportunities created by this shift and enhance our position as a supplier of high-performance optical subsystems to network systems vendors.

We do remain cautious, however, in attempting to forecast future results. Visibility remains limited, and we cannot provide any assurance as to the timing or scale of any new optical network deployments or sustained industry recovery, in general. Further, we rely on a sole supplier or limited number of suppliers for certain components used in the manufacturing of certain of our products, which could result in delivery problems, reduced control over product pricing and quality, and an inability to identify and qualify additional suppliers in a timely manner. Any supply deficiencies relating to the quality or quantities of components we use to manufacture our products could adversely affect our ability to fulfill customer orders and our results of operations.

Results of operations

Consolidated results of operations in dollars and as a percentage of revenues for the three-month periods ended October 28, 2006 and October 29, 2005 were as follows:

	Three months ended
	(in thousands, except percentages)
	(unaudited)
	October 28, 2006	% of Revenue	October 29, 2005	% of Revenue	Variance	% Variance
Revenue	$30,010		$14,016		$15,994	114.1%
Cost of revenue	21,305	71.0%	10,974	78.3%	10,331	94.1%
Gross profit	8,705	29.0%	3,042	21.7%	5,663	186.2%
Operating expenses:
Research and product development	2,996	10.0%	1,742	12.4%	1,254	72.0%
Selling, general and administrative	2,827	9.4%	947	6.8%	1,880	198.5%
Total operating expenses	5,823	19.4%	2,689	19.2%	3,134	116.5%
Income from operations	2,882	9.6%	353	2.5%	2,529	716.4%
Interest and other income (expense), net	56	0.2%	32	0.2%	24	75.0%
Income before income tax expense	2,938	9.8%	385	2.7%	2,553	663.1%
Income tax expense	179	0.6%	8	0.1%	171	2,137.5%
Net income	$2,759	9.2%	$377	2.7%	$2,382	631.8%

Revenue

Total revenue increased 114.1% to approximately $30.0 million for the three months ended October 28, 2006 from approximately $14.0 million for the three months ended October 29, 2005. This increase in revenue is primarily attributable to an increase in sales of our 10 GB/s transceivers of approximately $11.8 million, as well as an increase in sales supporting hybrid fiber coaxial network systems of approximately $3.1 million. Growth was driven by increased volumes in Telecom, Fiber to the Home and Cable TV applications. Service providers have driven demand with accelerated deployment of IPTV networks, Fiber to the Home and 3G cellular backhaul requirements. These systems utilize our 10 GB/s transceivers, Cable TV and Fiber to the Home product offerings.

Gross profit

Gross profit increased 186.2% to approximately $8.7 million for the three months ended October 28, 2006 from approximately $3.0 million for the three months ended October 29, 2005. Gross margin increased to 29.0% from 21.7% over the three months ended October 28, 2006 compared to the three months ended October 29, 2005. The increase in gross profit was primarily attributable to unit volume increases with increased demand for our products and driving additional operational cost efficiencies.  Additionally, there was a favorable product mix shift from lower margin short reach products to higher margin long reach products.

Research and product development

Research and product development expenses increased 72.0% to approximately $3.0 million for the three months ended October 28, 2006 from approximately $1.7 million for the three months ended October 29, 2005. The increase in research and development expenses was due to higher headcount and associated costs related to our decision to increase the number of engineering projects which will further expand our product portfolio. Additionally, the three months ended October 28, 2006 includes approximately $912,000 of research and development costs with respect to our Optium Australia operations acquired in our acquisition of Engana on March 5, 2006. We expect these costs to continue to increase as we undertake additional research and development projects as we continue to expand our product suite.

Selling, general and administrative

Selling, general and administrative expenses increased 198.5% to approximately $2.8 million the three months ended October 28, 2006 from approximately $0.9 million for the three months ended October 29, 2005. The Company experienced increased costs for the additional infrastructure necessary support our revenue growth. These costs included increased labor costs as a result of additional headcount and additional legal and other professional fees. Additionally, we incurred $0.2 million in stock-based compensation primarily related to the adoption of SFAS 123(R) and $0.2 million related to duplicate facility costs as we relocate our operations to a new facility. We expect that the costs of being a publicly-traded company, including the costs of compliance with the Sarbanes-Oxley Act of 2002 and other regulations governing public companies, will significantly increase our general and administrative expenses in the future.

Interest and other income (expense), net

Interest and other income (expense), net, increased to approximately $56,000 for the three months ended October 28, 2006 from approximately $32,000 for the three months ended October 29, 2005. The increase was due to additional interest income earned on cash and cash equivalents held for investment. We expect interest and other income (expense), net to significantly increase as we invest the proceeds from our initial public offering.

Income tax expense

Income tax expense was approximately $180,000 for the three months ended October 28, 2006 compared to approximately $8,000 for the three months ended October 29, 2005. The Company’s overall effective tax rate was approximately 6% and 2% in the three-month periods ended October 28, 2006 and October 29, 2005, respectively. Income tax expense will increase as our profits increase.

Net income

Net income increased 631.8% to approximately $2.8 million for the three months ended October 28, 2006 from approximately $0.4 million for the three months ended October 29, 2005. As a percentage of sales, net income was approximately 9.2% and 2.7% in the three-month periods ended October 28, 2006 and October 29, 2005, respectively.  The changes are primarily attributable to the factors described above.

Liquidity and Capital Resources

Operating activities

Net cash provided by operating activities was approximately $211,000 for the three months ended October 28, 2006. Net cash used in operating activities for the three months ended October 29, 2005 was approximately $1.1 million. Net cash provided by operating activities for the three months ended October 28, 2006 primarily resulted from net income of approximately $2.8 million offset by a decrease in our other current liabilities of $2.5 million and increases in inventories, accounts payables, and other assets of approximately $4.7 million, $2.6 million, and $0.6 million, respectively. Net cash used in operating activities for the three months ended October 29, 2005 primarily resulted from an increase in accounts receivable of $1.3 million, partially offset by net income of $0.4 million.

Investing activities

Net cash used in investing activities was approximately $0.9 million for the three months ended October 28, 2006 and $0.6 million for the three months ended October 29, 2005. Net cash used in investing activities for the three months ended October 28, 2006 and October 29, 2005 was for purchases of property and equipment.

Financing activities

Net cash used in financing activities was approximately $1.1 million for the three months ended October 28, 2006 and net cash provided by financing activities was approximately $3,000 for the three months ended October 29, 2005. Net cash used by financing activities for the three months ended October 28, 2006 primarily related to payments of associated costs to our initial public offering. Net cash provided by financing activities for the three months ended October 29, 2005 was related to proceeds from the issuance of common stock in connection with the exercise of employee stock options.

Sources of cash

On November 1, 2006, we completed our initial public offering of 5.2 million shares of common stock at a price to the public of $17.50 per share as well as the sale of an additional 780,000 shares to cover underwriter over-allotments.  Our common stock, quoted on the Nasdaq Global Market under the symbol “OPTM,” began trading on October 27, 2006.  Cash proceeds to us, net of underwriter commissions of approximately $7.4 million and related offering expenses of approximately $3.6 million, totaled approximately $93.7 million.  All preferred stock outstanding at the end of the quarter was converted to common stock upon the completion of the initial public offering.

Prior to our public offering of common stock, we had financed our operations primarily through internally generated cash flows, our lines of credit and the issuance of preferred stock. As of October 28, 2006, we had cash and cash equivalents of $8.5 million and accounts receivable of approximately $18.3 million. As of October 28, 2006, we had debt of approximately $0.6 million and no amount remaining on our capital equipment leases. As of October 28, 2006, the aggregate outstanding redemption value of our Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Senior Convertible Preferred Stock, Series D Senior Convertible Preferred stock, and Series D-1 Senior Convertible Preferred Stock was approximately $7.9 million, $35.7 million, $11.9 million, $10.3 million, and $21.3 million, respectively.

We believe our existing cash and cash equivalents, our cash flows from operating activities, and the net proceeds of our offering will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital requirements will depend on many factors, including the rate of our revenue growth, the introduction and acceptance of new products, and the expansion of our sales and marketing and research and development activities. To the extent that our cash and cash equivalents, cash flows from operating activities, and net proceeds of this offering are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings.

We also may need to raise additional funds in the event we determine, in the future, to effect one or more acquisitions of businesses, technologies and/or products. Although there are no present understandings, commitments or agreements with respect to acquisitions of other businesses, products or technologies, we may in the future consider such transactions, which may require debt or equity financing.  The issuance of debt or equity securities could be expected to have a dilutive impact on the our stockholders, and there can be no assurance as to whether or when any acquired business would contribute positive operating results commensurate with the associated investment. In the event we require additional cash resources, we may not be able to obtain bank credit arrangements or affect an equity or debt financing on terms acceptable to us or at all. Any material acquisition could result in a decrease in working capital depending upon the amount, timing, and nature of the consideration paid.

Equity sales

We raised approximately $7.9 million of proceeds through sales of our series A convertible preferred stock in the fiscal year ended July 28, 2001. We raised approximately $35.7 million of proceeds through sales of our series B convertible preferred stock in the fiscal year ended July 28, 2001. We raised approximately $11.9 million of proceeds through sales of our series C senior convertible preferred stock in the fiscal year ended August 2, 2003. We raised approximately $10.3 million of proceeds through sales of our series D senior convertible preferred stock in the fiscal year ended July 31, 2004. We issued approximately $21.3 million of series D-1 senior convertible preferred stock and approximately $4.2 million in common stock during the fiscal year 2006 as consideration for the acquisition of all outstanding equity securities of Engana. In connection with the acquisition, we acquired Engana’s cash and cash equivalent assets of approximately $4.6 million. All of the shares of our preferred stock were converted into common stock in connection with the closing of our initial public offering on November 1, 2006.

Line of credit

On May 25, 2004, we entered into a $3.5 million line of credit agreement with Silicon Valley Bank, including a revolving credit facility of $2.5 million and an equipment term loan of $1.0 million. This line of credit bears interest at the prime rate plus 1.75%. On June 27, 2005, we modified the terms of the line of credit to increase the equipment term note to $2.0 million; change the interest rate to the prime rate plus 1.25% for the initial equipment advance of $820,778. On June 6, 2006, we renewed the line of credit, to modify the interest rate on the outstanding principal to the prime rate plus 0.75% and extending the renewal date to May 22, 2007. The interest rate would be prime plus 1.5% for supplemental advances. As of October 28, 2006, $0.6 million was outstanding on the equipment term note. Aggregate maturities on the equipment term note subsequent to July 29, 2006 are as follows: approximately $243,000 and $351,000 in fiscal years 2007 and 2008 respectively. The terms of the equipment loan were amended for July 29, 2006 and October 28, 2006. At July 29, 2006, the terms of the covenants were amended to require a minimum quick ratio of 1.25:1.00 and a tangible net worth of $22,000,000. At October 28, 2006, the terms of the covenants were amended to require a minimum quick ratio of 0.75:1.00 through January 2007. Absent these amendments, we would not have been in compliance with the financial covenants in the equipment loan as of July 29, 2006 or October 28, 2006.

Subsequent to October 28, 2006, we paid the outstanding line of credit in full on November 3, 2006 in the amount of $568,768.

Foreign Currency Exchange Risk

Our subsidiary Optium Australia is located in Sydney, Australia. Due to the relative low volume of payments made by us through this subsidiary, and the fact we intend that all of our sales will continue to be made in U.S. dollars, we do not believe that we have significant exposure to foreign currency exchange risks. We currently do not use derivative financial instruments to mitigate this exposure. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in future years.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds and certificates of deposit. Our cash equivalents are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. We do not believe that a 10% change in interest rates would have a significant effect on our interest income.

Off-Balance Sheet Financing Arrangements

We do not engage in any off-balance sheet financing arrangements. We do not have any interest in entities referred to as variable interest entities, which includes special purpose entities and other structured finance entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

In December 2004, we terminated our relationship with Appletec Limited, an Israeli company that was assisting us with our sales efforts in Israel. Beginning in February 2005 and through May 2005, we received correspondence from Appletec claiming we owed Appletec sales commissions. We do not believe that we owe any further commissions to Appletec. However, in June 2005 we sent a letter to Appletec’s counsel proposing a settlement. We did not receive a response to our proposal and Appletec filed an action in Israel against us and a consultant of ours alleging damages in an amount of approximately $1,800,000. We intend to defend ourselves vigorously and we do not expect the ultimate outcome of this matter to have a material adverse effect on our business or financial position.

On September 11, 2006, JDS Uniphase Corporation and EMCORE Corporation filed a complaint in the United States District Court for the Western District of Pennsylvania alleging that the Company’s 1550 nm HFC externally modulated transmitter, in addition to possibly “products as yet identified,” infringes on two U.S. patents.  Since discovery has not yet commenced, the Company is unable to determine the ultimate outcome of this litigation.

In the ordinary course of business, the Company is party to litigation, claims and assessments. Based on information currently available, management does not believe the impact of these matters will have a material effect on the financial condition, results of operations or cash flows of the Company.

ITEM 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this Form 10-Q, before deciding whether to invest in our common stock. If any of the following risks actually materializes, our business, financial condition and results of operations will suffer. The trading price of our common stock could decline as a result of any of these risks, and you might lose all or part of your investment in our common stock.

Risks Related to Our Business

If optical communications networks do not continue to expand as expected, our business will suffer.

Our future success as a manufacturer of optical subsystems ultimately depends on the continued growth of the communications industry and, in particular, the continued expansion of global information networks, particularly those directly or indirectly dependent upon a fiber optics infrastructure. As part of that growth, we are relying on increasing demand for voice, video and other data delivered over high-bandwidth network systems as well as commitments by network systems vendors to invest in the expansion of the global information network. As network usage and bandwidth demand increase, so does the need for advanced optical networks to provide the required bandwidth. Without network and bandwidth growth, the need for our optical subsystems, and hence our future growth as a manufacturer of these products, is jeopardized. Currently, while increasing demand for network services and for broadband access, in particular, is apparent, growth is limited by several factors, including, among others, an uncertain regulatory environment, reluctance from content providers to supply video and audio content over the communications infrastructure, and uncertainty regarding long term sustainable business models as multiple industries (cable TV, traditional telecommunications, wireless, satellite, etc.) offer non-complementary and competing content delivery solutions. Ultimately, if long-term expectations for network growth and bandwidth demand are not realized or do not support a sustainable business model, our business would be significantly harmed.

We are under continuous pressure to reduce the prices of our products.

The optical network equipment industry has been characterized by falling product prices over time. Many of our competitors outsource their manufacturing operations to locations with low labor costs, allowing them to offer their products at lower prices than if they used manufacturing facilities in the United States. If optical subsystem products become more standardized, the cost advantages of our embedded software approach to product customization will be reduced and our business would be significantly harmed.

We depend on a limited number of component suppliers who could disrupt our business if they stopped, decreased or delayed shipments and increased demand for components generally could lead to shortages.

We depend on a limited number of suppliers of components used to manufacture certain of our products. Some of these suppliers are sole sources. We typically have not entered into long-term agreements with our suppliers and, therefore, these suppliers generally may stop supplying materials and equipment at any time. The reliance on a sole supplier or limited number of suppliers could result in delivery problems, reduced control over product pricing and quality, and an inability to identify and qualify another supplier in a timely manner. During the last several years the number of suppliers of components has decreased significantly and more recently, demand for components has rapidly increased. For example, a recent surge in demand for microprocessors and lasers has resulted in shortages of such components. Any supply deficiencies relating to the quality or quantities of components we use to manufacture our products could adversely affect our ability to fulfill customer orders or our financial results of operations.

Our success will depend on our ability to anticipate and quickly respond to evolving technologies and customer requirements.

The market for optical networking equipment is characterized by substantial capital investment and diverse and evolving technologies. For example, the market for optical subsystems is currently characterized by a trend toward the adoption of “pluggable” modules and subsystems that do not require customized interconnections and by the development of more complex and integrated optical subsystems. Our ability to anticipate and respond to these and other changes in technology, industry standards, customer requirements and product offerings, and to develop and introduce new and enhanced products, will be significant factors in our ability to succeed. We expect that new technologies will continue to emerge as competition in the optical networking equipment industry increases and the need for higher and more cost efficient bandwidth expands. Our success, in large part, depends upon our ability to continuously and successfully introduce and market new products and technologies meeting or exceeding our customers’ expectations. The introduction of new products embodying new technologies or the emergence of new industry standards could render our existing products uncompetitive from a pricing standpoint, obsolete or unmarketable. Further, time to market with new products can provide significant competitive advantages in our industry. It is difficult to displace an existing supplier or a particular type of optical subsystems once a network systems vendor has chosen an initial optical subsystems supplier for a particular product even if a later to market product supplies superior performance and/or cost efficiency. If we are unable to make our new products commercially available quickly, we may lose existing and potential customers and our financial results would suffer.

We are subject to a number of special risks as a result of our recent acquisition of Engana.

In March 2006, we acquired Engana of Sydney, Australia, a developer of DWP ROADMs and related technologies. Our future results of operations will be substantially influenced by the operations of this new business, and we are subject to a number of risks and uncertainties related to this acquisition, including the following:

•                  In the near term, we are expecting that our DWP ROADMs will become key components of next generation network systems demanded by the market. We acquired Engana, in part, based upon this expectation. Any delay by network systems vendors in including our DWP ROADMs in their network systems from the timetable we expect, or any decision by such vendors not to include our DWP ROADMs in amounts we expect, would significantly alter our near term prospects for growth and harm our business and financial condition.

•                  We are establishing a production line for our DWP ROADMs at our acquired facility in Sydney, Australia. Any delay in the production line being able to produce commercial volumes in the quantities anticipated would delay our ability to commercialize our DWP ROADMs, which would negatively affect our revenues and competitive position. In addition, a failure to achieve manufacturing yields from such production line comparable to the yields obtained at our Chalfont, Pennsylvania facility would negatively impact our margins and operating results.

•                  The integration of the products and technology we acquired as part of our acquisition of Engana with our products and technology and the coordination of the manufacturing operations for such products will be complex, time-consuming and expensive. The execution of these activities could potentially disrupt our ongoing business operations and distract management from day-to-day operational matters, as well as other strategic opportunities, and could strain our financial and managerial controls and reporting systems and procedures. In addition, unanticipated costs could arise during the integration of the products and manufacturing operations. If we are unable to successfully integrate these products and technology with our products and technology, or if actual integration and manufacturing costs are significantly greater than currently anticipated, we may not achieve the anticipated benefits of the acquisition and our revenues and operating results could be adversely affected.

•                  Immediately prior to the acquisition, Engana was engaged in an ongoing research and development project related to ROADM technology. We may not be able to successfully complete this project, and our inability to do so could prevent us from achieving some of the strategic objectives and other anticipated potential benefits of the acquisition, and could have a material adverse effect on our revenues and operating results.

•                  We may incur charges to operations in amounts that are not currently estimable to reflect costs associated with integrating the acquired business with our company. These costs could adversely affect our future operating results.

•                  We have become a larger and more geographically dispersed organization, and if our management is unable to effectively manage the combined business, our operating results will suffer.

We and our customers are each dependent upon a limited number of end customers.

Historically, we have generated most of our revenues from a limited number of end customers. For example, in the three months ended October 28, 2006 and October 29, 2005, we generated 61.5% and 41.1%, respectively, of our revenues from our three largest end customers during those periods. We may not be able to offset any decline in revenues from our existing major customers with revenues from new customers and our quarterly results may be volatile because we are dependent on large orders from these customers that may be reduced or delayed. Our dependence on a limited number of customers is due to the fact that the network systems industry is dominated by a small number of large companies, and the industry continues to consolidate, as with the recent mergers of Cisco Systems and Scientific Atlanta and of Lucent and Alcatel. Similarly, our customers depend primarily on a limited number of major carrier customers to purchase their network systems products that incorporate our optical subsystems. Many major telecommunication services providers are experiencing losses from operations. The further consolidation of the industry, coupled with potential declining revenues from our major customers, may have a material adverse impact on our business.

We do not have long-term volume purchase contracts with our customers.

Generally, we have not entered into long-term volume purchase contracts with our customers. As a result, any of our customers may cease to purchase our products at any time. If any of our major customers stop purchasing our products for any reason, our business and results of operations would be harmed.

If we fail to retain our chief executive officer and other key personnel or if we fail to attract additional qualified personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

Our future depends, in part, on our ability to attract and retain key personnel. Our future depends on the continued contributions of our executive officers and other key technical personnel, each of whom would be difficult to replace. In particular, Eitan Gertel, our chief executive officer, president and chairman, is critical to the management of our business and operations, as well as the development of our strategic direction. The loss of services of Mr. Gertel or other executive officers or key personnel or the inability to continue to attract qualified personnel could have a material adverse effect on our business. Competition for highly skilled technical people is extremely intense and we continue to face difficulty identifying and hiring qualified personnel in many areas of our business. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for hiring experienced employees have greater resources than we have. In addition, in making employment decisions, particularly in the high-technology industries, job candidates often consider the value of the equity they are to receive in connection with their employment. Therefore, significant volatility in the price of our stock after this offering may adversely affect our ability to attract or retain technical personnel. Furthermore, changes to accounting principles generally accepted in the United States relating to the expensing of stock options may discourage us from granting the sizes or types of stock options that job candidates may require to accept our offer of employment.

Potential future acquisitions could be difficult to integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and impair our financial results.

As part of our business strategy, we intend to pursue acquisitions of companies, technologies and products that we believe could accelerate our ability to compete in our core markets or allow us to enter new markets. Acquisitions involve numerous risks, any of which could harm our business, including:

•                  difficulties in integrating the operations, technologies, products, existing contracts, accounting and personnel of the target company and realizing the anticipated synergies of the combined businesses;

•                  difficulties in supporting and transitioning customers, if any, of the target company;

•                  diversion of financial and management resources from existing operations;

•                  the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity;

•                  risks of entering new markets in which we have limited or no experience;

•                  potential loss of key employees, customers and strategic alliances from either our current business or the target company’s business;

•                  assumption of unanticipated problems or latent liabilities, such as problems with the quality of the target company’s products;

•                  inability to generate sufficient revenue to offset acquisition costs;

•                  equity based acquisitions may have a dilutive effect on our stock; and

•                  inability to successfully complete transactions with a suitable acquisition candidate.

Acquisitions also frequently result in the recording of goodwill and other intangible assets which are subject to potential impairments in the future that could harm our financial results. As a result, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate. The failure to successfully evaluate and execute acquisitions or investments or otherwise adequately address these risks could materially harm our business and financial results.

If we fail to manage or anticipate our long-term growth and expansion requirements, our business will suffer.

In recent years, we have experienced significant growth through among other things, internal expansion programs, product development and our acquisition of Engana. We currently anticipate continued growth. In connection with this growth, we will be required to expand our manufacturing operations, including hiring new personnel, purchasing additional equipment, leasing or purchasing additional facilities and developing the management infrastructure to manage any such expansion. If we fail to secure these expansion requirements and /or manage our future growth effectively, in particular during periods of industry uncertainty, our business could suffer.

If we fail to properly manage the planned relocation of our U.S. operating facilities, our business could suffer.

During the first calendar quarter of 2007, we plan to relocate our U.S. operating facilities from Chalfont, Pennsylvania to Horsham, Pennsylvania.  This relocation includes relocation of all of our U.S. manufacturing operations, including significant capital equipment and assets, and is planned to occur during the winter months. There are various risks in connection with the planned relocation, including delays and other issues caused by inclement weather, damage to our equipment, and problems in recommencing manufacturing operations after the relocation of our equipment. If we fail to properly manage this relocation to minimize manufacturing and other business interruption, our business and financial results could be materially harmed.

Our financial results often vary significantly from quarter-to-quarter due to a number of factors, which may lead to volatility in our stock price.

Our quarterly revenue and other operating results have varied in the past and are likely to continue to vary significantly from quarter to quarter. This variability may lead to volatility in our stock price as equity research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors, including:

•                  fluctuations in demand for intelligent optical networking products;

•                  the timing and size of sales of our products;

•                  length and variability of the sales cycles of our products;

•                  the timing of recognizing revenue;

•                  new product introductions and enhancements by our competitors and ourselves;

•                  changes in our pricing policies or the pricing policies of our competitors;

•                  our ability to develop, introduce and ship new products and product enhancements that meet customer requirements in a timely manner; and

•                  our ability to attain and maintain production volumes and quality levels for our products.

Because of quarterly fluctuations, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful. Moreover, our operating results may not meet our announced guidance or expectations of equity research analysts or investors, in which case the price of our common stock could decrease significantly.

In addition, our expense levels are based, in significant part, on our expectations as to future revenue and are largely fixed in the short term. As a result, we may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Furthermore, we intend to increase our operating expenses as we expand our manufacturing, research and development, sales and marketing, and administrative organizations. The timing of these increases and the rate at which new personnel become productive will affect our operating results. Any revenue shortfall, and the resulting decrease in operating income or increase in operating loss, could lead to volatility in the price of our common stock.

Our products are complex and may take longer to develop than anticipated and we may not recognize revenues from new products until after long field testing and customer acceptance periods.

Many of our new products must be tailored to customer specifications. As a result, we are constantly developing new products and using new technologies in those products. These products often take substantial time to develop because of their complexity and because customer specifications sometimes change during the development cycle. We often incur substantial costs associated with the research and development and sales and marketing activities in connection with products that may be purchased long after we have incurred the costs associated with designing, creating and selling such products.

If our customers do not qualify our products or if our customers determine not to purchase products we have in development, our operating results could suffer.

Most of our customers do not purchase our products, other than limited numbers of evaluation units, prior to qualification of our products. Our existing products, as well as each new product, must pass through varying levels of qualification with our customers. In addition, due to the rapid technological changes in our market, a customer may cancel or modify a design project before we begin large-scale manufacture of the product and receive revenue from the customer. It is unlikely that we would be able to recover the expenses for cancelled or unutilized design projects. It is difficult to predict with any certainty the frequency with which customers will cancel or modify their projects, or the effect that any cancellation or modification would have on our results of operations.

If carriers that purchase network systems from customers fail to qualify or delay qualifications of any products sold by our customers that contain our products, our business could be harmed.

The qualification and field testing of our customers’ network system products by their carrier customers is long and unpredictable. This process is not under the control of us or our customers, and as a result timing of our revenues is unpredictable. Any delay in qualification of one of our customers’ network systems from what we anticipate could result in the delay or cancellation of orders from our customers for subsystems included in the applicable network system, which could harm our results of operations.

Delays, disruptions or quality control problems in manufacturing could result in delays in product shipments to customers and could adversely affect our business.

We may experience delays, disruptions or quality control problems in our manufacturing operations. As a result, we could incur additional costs that would adversely affect gross margins, and product shipments to our customers could be delayed beyond the shipment schedules requested by our customers, which would negatively affect our revenues, competitive position and reputation.

We may experience low manufacturing yields.

Manufacturing yields depend on a number of factors, including the volume of production due to customer demand and the nature and extent of changes in specifications required by customers for which we perform design-in work. Higher volumes due to demand for a fixed, rather than continually changing, design generally results in higher manufacturing yields, whereas lower volume production generally results in lower yields. In addition, lower yields may result, and have in the past resulted, from commercial shipments of products prior to full manufacturing qualification to the applicable specifications. Changes in manufacturing processes required as a result of changes in product specifications, changing customer needs and the introduction of new product lines have historically caused, and may in the future cause, significantly reduced manufacturing yields, resulting in low or negative margins on those products. Moreover, an increase in the rejection rate of products during the quality control process either before, during or after manufacture, results in lower yields and margins. Finally, manufacturing yields and margins can also be lower if we receive or inadvertently use defective or contaminated materials from our suppliers.

We face intense competition from other providers of optical subsystems, as well as competition from providers offering alternative products, which could negatively impact our results of operations and cause our market share to decline.

We believe that a number of companies have developed or are developing optical subsystems that compete directly with our product offerings. Many current and potential competitors have substantially greater financial, marketing, research and manufacturing resources than we possess, and there can be no assurance that our current and future competitors will not be more successful than us.

In the event that the optical subsystems market expands, competition may intensify as additional competitors enter the market and current competitors expand their product lines. Companies competing with us may introduce products that are competitively priced, have increased performance or functionality, or incorporate technological advances that we have not yet developed or implemented, and may be able to react quicker to changing customer requirements and expectations. There is also the risk that network systems vendors may re-enter the subsystem market and begin to manufacture the optical subsystems incorporated in their network systems. Increased competitive pressure or a decision by any of our customers to manufacture optical subsystems for inclusion in their network systems could result in a loss of sales or market share or cause us to lower prices for our products, any of which would harm our business and operating results.

Our future operating results may be subject to volatility as a result of exposure to foreign currency exchange risks.

All sales of our products are made in United States dollars. Nevertheless, most of our suppliers to our subsidiary Engana, renamed Optium Australia Pty Limited (“Optium Australia”), are paid in Australian dollars. In addition, all employee and other local expenses of Optium Australia are paid in Australian dollars. This exposes us to foreign currency exchange rate risks. If the value of the Australian dollar relative to the United States dollar rises, these expenses of Optium Australia will correspondingly increase. If the relative value of the Australian dollar increases significantly, our expenses would increase and our results of operations could be harmed. We currently do not use derivative financial instruments to mitigate this exposure. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in future periods.

If we fail to protect, or incur significant costs in defending, our intellectual property and other proprietary rights, our business and results of operations could be materially harmed.

Our success depends on our ability to protect our intellectual property and other proprietary rights. We rely primarily on patents, trademarks, copyrights, trade secrets and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. Significant technology used in our products, however, is not the subject of any patent protection, and we may be unable to obtain patent protection on such technology in the future. Moreover, existing U.S. legal standards relating to the validity, enforceability and scope of protection of intellectual property rights offer only limited protection, may not provide us with any competitive advantages, and may be challenged by third parties. In addition, the laws of countries other than the United States in which we market our products may afford little or no effective protection of our intellectual property. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property or otherwise gaining access to our technology. Unauthorized third parties may try to copy or reverse engineer our products or portions of our products or otherwise obtain and use our intellectual property. If we fail to protect our intellectual property and other proprietary rights, our business, results of operations or financial condition could be materially harmed.

In addition, defending our intellectual property rights may entail significant expense. We believe that certain products in the marketplace may infringe our existing intellectual property rights. We have, from time to time, resorted to legal proceedings to protect our intellectual property and may continue to do so in the future. We may be required to expend significant resources to monitor and protect our intellectual property rights. Any of our intellectual property rights may be challenged by others or invalidated through administrative processes or litigation. If we resort to legal proceedings to enforce our intellectual property rights or to determine the validity and scope of the intellectual property or other proprietary rights of others, the proceedings could result in significant expense to us and divert the attention and efforts of our management and technical employees, even if we were to prevail.

Third parties may claim we are infringing their intellectual property rights, and we could be prevented from selling our products, or suffer significant litigation expense, even if these claims have no merit.

Our competitive position is driven in part by our intellectual property and other proprietary rights. Third parties, however, may claim that we or our products or operations are infringing their intellectual property rights, and we may be unaware of intellectual property rights of others that may cover some of our assets, technology and products. In that regard, JDS Uniphase Corporation and EMCORE Corporation filed a complaint on September 11, 2006 alleging that our 1550 nm HFC externally modulated transmitter, in addition to possibly “products as yet identified,” infringes on two U.S. patents. The plaintiffs are seeking for the court to declare that we have willfully infringed on such patents and to be awarded up to three times the amount of any compensatory damages found, if any, plus any other damages or costs incurred. Any litigation regarding patents, trademarks, copyrights or other intellectual property rights, even those without merit, could be costly and time consuming, and divert our management and key personnel from operating our business. The complexity of the technology involved and inherent uncertainty and cost of intellectual property litigation increases our risks. If any third party has a meritorious or successful claim that we are infringing its intellectual property rights, we may be forced to change our products or manufacturing processes, which may be costly or impractical. This also may require us to stop selling our products as currently engineered, which could harm our competitive position. We also may be subject to significant damages or injunctions that prevent the further development of certain of our products or services.

If we fail to obtain the right to use the intellectual property rights of others necessary to operate our business, our ability to succeed will be adversely affected.

Numerous patents in our industry are held by others, including academic institutions and our competitors. Optical subsystem suppliers may seek to gain a competitive advantage or other third parties may seek an economic return on their intellectual property portfolios by making infringement claims against us. In the future, we may need to obtain license rights to patents or other intellectual property held by others to the extent necessary for our business. Unless we are able to obtain those licenses on commercially reasonable terms, patents or other intellectual property held by others could inhibit our development of new products for our markets. Licenses granting us the right to use third party technology may not be available on commercially reasonable terms, if at all. Generally, a license, if granted, would include payments of up-front fees, ongoing royalties or both. These payments or other terms could have a significant adverse impact on our operating results. Our larger competitors may be able to obtain licenses or cross-license their technology on better terms than we can, which could put us at a competitive disadvantage.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

We have only recently begun to operate as a public company. As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, or SEC, and the NASDAQ Global Market, has imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, under current rules, commencing with respect to fiscal year ending July 28, 2007, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues. We will evaluate the need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ Global Market, the SEC or other regulatory authorities, which would require additional financial and management resources. On August 9, 2006, the SEC published a proposed rule to modify the Section 404 compliance requirements applicable to newly public companies. If the proposed rules are adopted in their current form, we will be subject to the Section 404 rules beginning with our fiscal year ending August 2, 2008.

We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders.

We anticipate that the net proceeds of this offering, together with current cash, cash equivalents, cash provided by operating activities and funds available through our working capital line of credit, will be sufficient to meet our current and anticipated needs for general corporate purposes for at least the next 12 months. We operate in a market, however, that makes our prospects difficult to evaluate. It is possible that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. If this occurs, we may need additional financing to execute on our current or future business strategies, including to:

•                  acquire complementary businesses or technologies;

•                  enhance our operating infrastructure;

•                  hire additional technical and other personnel; or

•                  otherwise respond to competitive pressures.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders, including those acquiring shares in this offering. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products, or otherwise respond to competitive pressures could be significantly limited.

We may be faced with product liability claims.

Despite quality assurance measures, there remains a risk that defects may occur in our products. The occurrence of any defects in our products could give rise to liability for damages caused by such defects. They could, moreover, impair the market’s acceptance of our products. Both could have a material adverse effect on our business and financial condition. Although we carry product liability insurance, we cannot assure investors that this insurance would adequately cover our costs arising from defects in our products.

Business disruptions resulting from international uncertainties could negatively impact our profitability.

We derive, and expect to continue to derive, a significant portion of our revenue from international sales in various markets. In addition, we recently acquired Engana, which is located in Sydney, Australia. Our international revenue and operations are subject to a number of material risks, including, but not limited to:

•                  difficulties in staffing, managing and supporting operations in more than one country;

•                  difficulties in enforcing agreements and collecting receivables through foreign legal systems;

•                  fewer legal protections for intellectual property;

•                  foreign and U.S. taxation issues and international trade barriers;

•                  difficulties in obtaining any necessary governmental authorizations for the export of our products to certain foreign jurisdictions;

•                  fluctuations in foreign economies;

•                  fluctuations in the value of foreign currencies and interest rates;

•                  general economic and political conditions in the markets in which we operate;

•                  domestic and international economic or political changes, hostilities and other disruptions in regions where we currently operate or may operate in the future; and

•                  different and changing legal and regulatory requirements in the jurisdictions in which we currently operate or may operate in the future.

Negative developments in any of these areas in one or more countries could result in a reduction in demand for our products, the cancellation or delay of orders already placed, difficulties in producing and delivering our products, threats to our intellectual property, difficulty in collecting receivables, and a higher cost of doing business, any of which could negatively impact our business, financial condition or results of operations. Moreover, our sales, including sales to customers outside the United States, are denominated in U.S. dollars, and downward fluctuations in the value of foreign currencies relative to the U.S. dollar may make our products more expensive than other products, which could harm our business.

We may be unable to utilize our net operating loss carryforwards to reduce our income taxes.

As of October 28, 2006, we had net operating loss, or NOL, carryforwards of approximately $35 million for federal and state income tax purposes expiring through fiscal year ending August 2, 2025. These net operating loss carryforwards represent an asset to us to the extent they can be utilized to reduce cash income tax payments expected in the future. Utilization of our net operating loss carryforwards depends on the timing and amount of taxable income earned by us in the future, which we are unable to predict. We have performed a preliminary analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code has occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of the net operating loss carryforwards attributable to periods before the change. The preliminary review determined we have potential limitations related to approximately $2.5 million of the NOL carryforwards.

Risks Related to Ownership of Our Common Stock

If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock relies in part on the research and reports that equity research analysts publish about us and our business. The price of our stock could decline if one or more securities analysts downgrade our stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business.

Some of the factors that may cause the market price of our common stock to fluctuate include:

•                  fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•                  changes in estimates of our financial results or recommendations by securities analysts;

•                  failure of any of our products to achieve or maintain market acceptance;

•                  changes in market valuations of similar companies;

•                  success of competitive products;

•                  changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•                  announcements by us or our competitors of significant products, contracts, acquisitions or strategic alliances;

•                  regulatory developments in the United States, foreign countries or both;

•                  litigation involving our company, our general industry or both;

•                  additions or departures of key personnel;

•                  investors’ general perception of us;

•                  changes in general economic, industry and market conditions; and

•                  changes in regulatory and other dynamics.

In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

A significant portion of our total outstanding shares may be sold into the public market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time after the expiration of the lock-up agreements covering approximately 19.3 million shares of our outstanding common stock.  These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.  These shares will be able to be sold, subject to any applicable volume limitations under federal securities laws, beginning 180 days following the effective date of our initial public offering.

In addition, as of  December 6, 2006, there were 48,979 shares subject to outstanding warrants and 1,818,357 shares subject to outstanding options, and additional shares will be available for issuance under our stock option plans. These shares will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements, the lock-up agreements and Rules 144 and 701 under the Securities Act of 1933, as amended. Moreover, after this offering, holders of an aggregate of approximately 17 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our employee benefit plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to the lock-up agreements, and in certain cases, applicable volume limitations.

Our directors, management and entities associated with them will exercise significant control over our company, which will limit your ability to influence corporate matters.

Our executive officers and directors and entities associated with them will collectively beneficially own approximately 50.1% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might negatively affect the market price of our common stock.

Provisions in our certificate of incorporation and by-laws and Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Provisions of our certificate of incorporation and by-laws and Delaware law may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

•                  limitations on the removal of directors;

•                  a classified board of directors so that not all members of our board are elected at one time;

•                  advance notice requirements for stockholder proposals and director nominations;

•                  the inability of stockholders to act by written consent or to call special meetings;

•                  the ability of our board of directors to make, alter or repeal our by-laws; and

•                  the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval.

The affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote is necessary to amend or repeal the above provisions of our certificate of incorporation. In addition, absent approval of our board of directors, our by-laws may only be amended or repealed by the affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote.

In addition, Section 203 of the Delaware General Corporation Law prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our common stock and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Additionally, the terms of certain of our credit facilities restrict our ability to pay dividends. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Issuances and Exercises of Employee Stock Options

During the three months ended October 28, 2006, we granted stock options to purchase 188,924 shares of common stock with exercise prices ranging from $14.04 to $17.50 per share, to employees, directors and consultants pursuant to our stock option plans.  During the three months ended October 28, 2006, 19,150 options have been exercised for consideration aggregating $35,640.  The consideration paid was used for general corporate purposes.  The issuance of stock options and common stock upon exercise of the options was exempt either pursuant to Rule 701, as a transaction pursuant to a compensatory benefit plan, or pursuant to Section 4(2) of the Securities Act or Regulation S of the Securities Act, as a transaction by an issuer not involving a public offering. The shares of common stock issued upon exercise of options described above are deemed restricted securities for the purposes of the Securities Act.  The number of options granted and the number of shares issued upon the exercise of options described above do not include options granted and shares issued upon exercise of options under the Registration Statement on Form S-8 we filed with the Securities and Exchange Commission on November 17, 2006.

Upon the closing of our initial public offering, all shares of convertible preferred stock outstanding automatically converted into 16,444,407 shares of common stock.

(b) Use of Proceeds from Public Offering of Common Stock

In November 2006, we completed an initial public offering of common stock in which we sold 5,980,000 shares of our common stock, including 780,000 shares sold by us pursuant to the underwriters’ full exercise of their over-allotment option, at a price to the public of $17.50 per share. We raised approximately $93.7 million in net proceeds after deducting underwriting discounts and commissions of approximately $7.4 million but before other estimated offering costs of approximately $3.6 million. None of our net proceeds from the initial public offering have been applied. Pending such application, we have invested the net proceeds in cash, cash equivalents and short-term investments, in accordance with our investment policy, in money-market mutual funds. None of the net proceeds were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of our equity securities, or any of our other affiliates.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

On September 28, 2006, we held our annual meeting of stockholders.  Prior to the meeting, proxies were solicited from all stockholders to vote their shares with respect to: 1. the re-election as directors of all directors in office as of the record date of the notice for the annual meeting (Eitan Gertel, Christopher Crespi, Kerry DeHority, Steven Foster, Russell Johnson and Morgan Jones) and 2. any other matters that may properly come before the meeting.  At the meeting, stockholder proxies were received and voted regarding the director nominees referenced in no. 1 above as follows, approximately 15,891,063 shares of our capital stock voting in favor of all nominees referenced above, approximately 475 shares of our capital stock voting in favor of all nominees referenced above other than Christopher Crespi, and approximately 1,214 shares of our capital stock against all nominees.  At the meeting, a proposal to re-elect James Barbookles, who had been appointed to the Board of Directors after the record date of the notice for the annual meeting, was made and duly seconded.   Stockholder proxies received with respect to item no. 2 of the first sentence of this paragraph were voted in favor of the proposal to re-elect James Barbookles as follows, approximately 15,844,798 shares of our capital stock voting in favor of the proposal and approximately 47,954 shares of our capital stock abstaining.  Proxies for the annual meeting were not received with respect to approximately 3,198,249 shares of our capital stock.

In October 2006, we distributed a written consent to our preferred stockholders requesting approval of the conversion of all outstanding shares of preferred stock into common stock effective upon the closing of our IPO in accordance with the terms of the preferred stock.  All such actions were effected on October 10, 2006 pursuant to an action by written consent of our stockholders entitled to vote thereon pursuant to Section 228 of the Delaware General Corporation Law.  Written consents from stockholders holding an aggregate of approximately 13,110,316 shares of our capital stock voting in favor of all of this matter were received by us and written consents were not received by us from stockholders holding an aggregate of 3,335,705 shares of our capital stock entitled to vote on such matter.

In October 2006, we distributed a written consent to our stockholders requesting approval of the following matters in connection with our IPO: (1) the amendment and restatement of our Certificate of Incorporation to implement certain corporate governance requirements and increases to our authorized capital stock that was to become (and later became) effective prior to the closing of our initial public offering, (2) the amendment and restatement of our Certificate of Incorporation to eliminate the terms of our formerly outstanding preferred stock that was to become (and later became) effective upon the closing of our IPO, (3) the amendment and restatement of our Bylaws to provide certain changes consistent with our becoming a public company that was to become (and later became) effective prior to the closing of our IPO, and (4) the adoption of our 2006 Stock Option and Incentive Plan. All such actions were effected on October 10, 2006 pursuant to an action by written consent of our stockholders entitled to vote thereon pursuant to Section 228 of the Delaware General Corporation Law.  Written consents from stockholders holding an aggregate of approximately 11,108,191 shares of our capital stock voting in favor of all of these matters were received by us and written consents were not received by us from stockholders holding an aggregate of 8,128,408 shares of our capital stock entitled to vote on such matters.

ITEM 5.  Other information

(a) Management Compensation Plan

On December 8, 2006, the Compensation Committee of the Board of Directors met to consider certain executive officer compensation matters.  At the meeting, the Compensation Committee approved an increase in base salary for David Renner, Chief Financial Officer, to $180,000 per year and for Anthony Musto, Vice President of Sales and Marketing, to $180,000.

On December 12, 2006, the Compensation Committee also adopted a fiscal year bonus plan for our Named Executive Officers.  Under the bonus plan, the Named Executive Officers are eligible to receive annual bonuses of up to 100% of their annual base salary depending on us meeting certain financial goals as well as individual performance.  Forty percent of the amount payable under the plan with respect to each Named Executive Officer will be discretionary and the bonuses will be paid semi-annually.  Under some circumstances, payment of such bonuses will be 100% discretionary.  In addition, under the plan, (i) our Chief Executive Officer is eligible to receive an additional annual bonus of up to $350,000 based on our achievement in strategic development, investor relations, human resources and corporate citizenship, as well as our stock trading price performance, and (i) our Vice President of Sales and Marketing  is eligible to receive additional quarterly bonuses of up to $10,000 based on our achievement in product order development during the applicable fiscal quarter.  Payment of these additional bonuses to our Chief Executive Officer and Vice President of Sales and Marketing will be 100% discretionary.

ITEM 6. Exhibits

(a)   Exhibit Index.

10.1	Executive Officer Fiscal Year Bonus Plan

10.2	Form of Stock Option Grant Notice under the Optium Corporation 2006 Stock Option and Incentive Plan

10.3	Form of Employee Incentive Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan

10.4	Form of Employee Non-Qualified Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan

10.5	Form of Non-Employee Non-Qualified Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIUM CORPORATION.

Dated:	December 12, 2006	/s/ Eitan Gertel
Eitan Gertel
President and Chief Executive Officer

Dated:	December 12, 2006	/s/ David Renner
David Renner
Vice President of Finance and
Chief Financial Officer