Form 10-Q
period 2007-01-27
OPTIUM CORP
filed 2007-03-07
CIK 1219169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 27, 2007

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-33109

OPTIUM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	59-3684497
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

200 Precision Road Horsham PA 19044

(Address of principal executive offices)(Zip Code)

(267) 803-3800

(Registrant’s telephone number, including area code)

500 Horizon Drive, Suite 505

Chalfont, PA 18914

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

☒  Yes          ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

The number of shares of Common Stock, $.0001 par value,

outstanding as of March 1, 2007 was 25,346,887.

TABLE OF CONTENTS

PART I

Financial Information

PART II

Other Information

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

PART I
Financial Information

ITEM 1. Financial Statements

Optium Corporation

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three months ended		Six months ended
	January 27,	January 28,	January 27,	January 28,
	2007	2006	2007	2006
Revenue	$34,139	$16,013	$64,149	$30,029
Cost of revenue	24,214	12,406	45,519	23,380
Gross profit	9,925	3,607	18,630	6,649
Operating expenses:
Research and product development	3,513	1,802	6,509	3,544
Selling, general and administrative	3,359	981	6,186	1,928
Total operating expenses	6,872	2,783	12,695	5,472
Income from operations	3,053	824	5,935	1,177
Interest and other income (expense), net	1,102	8	1,158	40
Income before income tax expense	4,155	832	7,093	1,217
Income tax expense	293	15	472	23
Net income	$3,862	$817	$6,621	$1,194

Basic net income per share	$0.16	$0.45	$0.48	$0.66

Basic weighted average common shares outstanding	24,592	1,822	13,668	1,820

Diluted net income per share	$0.15	$0.05	$0.28	$0.07

Diluted weighted average common shares outstanding	26,592	17,275	23,564	17,128

See accompanying notes.

Optium Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	January 27, 2007	July 29, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$80,799	$10,377
Short-term investments	19,425	—
Accounts receivable, net of allowance of $63 and $25, respectively	21,661	19,075
Inventories	15,502	11,701
Prepaid expenses and other current assets	1,147	407
Total current assets	138,534	41,560
Property and equipment, net	6,306	5,207
Other assets	221	2,009
Goodwill	10,670	10,533
Total assets	$155,731	$59,309
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$16,375	$18,386
Accrued expenses	3,362	2,207
Accrued warranty	262	223
Other current liabilities	—	2,640
Current portion of debt	—	320
Total current liabilities	19,999	23,776
Long-term debt, net of current portion	—	351
Other long-term liabilities	224	97
Total liabilities	20,223	24,224
Commitments and contingencies
Series A redeemable convertible preferred stock, $0.0001 par value—24,450,000 shares authorized, 24,000,000 shares issued and 23,818,500 outstanding at July 29, 2006	—	7,939
Series B redeemable convertible preferred stock, $0.0001 par value—42,702,958 shares authorized, 42,702,949 shares issued and 41,969,418 outstanding at July 29, 2006	—	35,674
Series C senior redeemable convertible preferred stock, $0.0001 par value—60,526,000 shares authorized, 59,879,318 shares issued and outstanding at July 29, 2006	—	11,962
Series D senior redeemable convertible preferred stock, $0.0001 par value—25,500,000 shares authorized, 25,245,570 shares issued and outstanding at July 29, 2006	—	10,255
Series D-1 senior redeemable convertible preferred stock, $0.0001 par value—24,475,897 shares authorized, issued and outstanding at July 29, 2006	—	21,343
Stockholders’ equity (deficit):
Common stock, $0.0001 par value — 100,000,000 shares authorized, 26,835,298 and 4,353,509 shares issued, respectively; 25,341,213 and 2,859,430 shares outstanding, respectively	2	—
Additional paid in capital	190,032	9,173
Deferred compensation	(1,175)	(1,170)
Accumulated other comprehensive income	439	320
Treasury stock, 1,494,085 shares of common stock—at cost	(2,762)	(2,762)
Accumulated deficit	(51,028)	(57,649)
Total stockholders’ equity (deficit)	135,508	(52,088)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$155,731	$59,309

See accompanying notes.

Optium Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six months ended
	January 27,	January 28,
	2007	2006
Cash flows from operating activities
Net income	$6,621	$1,194
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,318	1,204
Stock-based compensation	433	—
Provision for doubtful accounts	38	—
Loss on disposal of property and equipment	9	—
Changes in operating assets and liabilities:
Accounts receivable	(2,624)	(3,276)
Inventories	(3,801)	(196)
Prepaid expenses and other current assets	(741)	(16)
Other assets	(128)	12
Accounts payable	(2,011)	376
Accrued expenses	753	84
Other current liabilities	(2,640)	—
Accrued warranty	39	65
Other long-term liabilities	127	(4)
Net cash used in operating activities	(2,607)	(557)
Cash flows from investing activities
Purchase of property and equipment	(2,299)	(1,165)
Proceeds from sale of property and equipment	30	—
Maturities and sales of short-term investments	8,384	—
Purchases of short-term investments	(27,819)	—
Net cash used in investing activities	(21,704)	(1,165)
Cash flows from financing activities
Payments of line of credit	(671)	—
Net proceeds from initial public offering	95,378	—
Proceeds from exercise of employee stock options	38	5
Net cash provided by financing activities	94,745	5
Effect of exchange rate changes on cash and cash equivalents	(12)	—

Net increase (decrease) in cash and cash equivalents	70,422	(1,717)

Cash and cash equivalents, beginning of period	10,377	8,474

Cash and cash equivalents, end of period	$80,799	$6,757

Supplemental disclosure of non-cash investing and financing activities:
Unpaid receipts of property and equipment	146	—
Accrued initial public offering costs	250	—

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

On November 1, 2006, the Company closed its initial public offering of 5.2 million shares of common stock at a price to the public of $17.50 per share as well as the sale of an additional 780,000 shares to cover underwriter over-allotments.  The Company’s common stock, quoted on the Nasdaq Global Market under the symbol “OPTM,” began trading on October 27, 2006.  Cash proceeds to the Company, net of underwriter commissions of approximately $7.3 million and related offering expenses of approximately $4.1 million, totaled approximately $93.2 million, including approximately $1.9 million of offering expenses paid during fiscal year 2006. All preferred stock outstanding at November 1, 2006 was converted to common stock upon the completion of the initial public offering.

2.  Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include Optium Corporation and its wholly owned subsidiary, Optium Australia Pty Limited. All significant intercompany accounts and transactions have been eliminated in the consolidation.

Fiscal year

The Company’s fiscal year ends on the Saturday closest to July 31. The second quarters of fiscal 2007 and 2006 ended on January 27, 2007 and January 28, 2006, respectively.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and loss during the reporting period. Actual results could differ from those estimates. Operating results for the six months ended January 27, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ended July 28, 2007. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the fiscal year ended July 29, 2006 included with the Company’s registration statement on Form S-1 (Registration No. 333-135472) declared effective by the Securities and Exchange Commission on October 26, 2006.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Short-term investments

The Company considers all short-term investments as available-for-sale, accounted for at fair value, with resulting unrealized gains or losses reported as a separate component of stockholders’ equity.

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

	Three months ended	Six months ended
	January 27, 2007	January 27, 2007
Risk-free interest rate	4.66%-4.39%	4.82%-4.39%
Expected dividend yield	0%	0%
Expected life	5 years	5 years
Expected volatility	80%	80%

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

Forfeitures: The Company estimates forfeitures based on historical experience and factors of known historical or future projected work force reduction actions to anticipate the projected forfeiture rates. The forfeiture rate for the six months ended January 27, 2007 was 9.3%.

During the six months ended January 27, 2007, 202,375 stock options  with a weighted average grant date  fair value of $10.29 per option were granted under the Company’s Stock Option Plans. The compensation expense charged against earnings for SFAS 123(R) stock-based compensation for the first six months of fiscal year 2007 was approximately $163,000. As of January 27, 2007, there was approximately $1.7 million unrecognized compensation expense related to non-vested stock option agreements. The stock-based compensation expense is expected to be recognized in earnings over the weighted-average vesting period of 4 years.

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

Additionally, in the prior period, the Company disclosed the information required by the Financial Accounting Standards Board (“FASB”) under Statement of Financial Accounting Standards Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”) using the minimum value method. Stock issued to non-employees is accounted for under the provisions of Statement 123 and the Emerging Issues Task Force (“EITF”) Consensus in Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with, Selling Goods or Services” (“EITF 96-18”).  In accordance with SFAS No. 123(R), options that were valued using the minimum value method under Statement 123, for purposes of pro forma disclosure, must be transitioned to SFAS No. 123(R) using the prospective method. Under the prospective method, options granted prior to fiscal 2007 will continue to be accounted for under the same accounting principles (recognition and measurement) originally applied to those awards, which for the Company was APB 25. Accordingly, the adoption of SFAS 123(R) did not result in any compensation cost being recognized for the options granted prior to the adoption of SFAS 123(R).

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

Under the pro forma disclosure previously required under SFAS 123, the compensation cost for the Company’s stock-based compensation plans had been determined based upon the fair value of the options at the grant date. Consistent with the methodology prescribed under Statement 123, the Company would have recorded $106,439 and $212,878 and $12,343 and $24,345 as stock based compensation in selling, general and administrative expenses for the three months and six months, respectively, ended January 27, 2007 and January 28, 2006, respectively, related to the grants issued prior to the adoption of SFAS 123(R), as presented below:

	Three months ended		Six months ended
	January 27,	January 28,	January 27,	January 28,
	2007	2006	2007	2006
	(in thousands)
Net income, as reported	$3,862	$817	$6,621	$1,194
Add: Stock-based compensation under APB 25	119	—	257	—
Add: Stock-based compensation under SFAS123(R)	111	—	155	—
Less: Stock-based compensation expense determined under fair value method for all awards	(212)	(11)	(358)	(23)
Net income, pro forma	$3,880	$806	$6,675	$1,171
Basic EPS, as reported	$0.16	$0.45	$0.48	$0.66
Diluted EPS, as reported	$0.15	$0.05	$0.28	$0.07
Basic EPS, pro forma	$0.16	$0.44	$0.49	$0.64
Diluted EPS, pro forma	$0.15	$0.05	$0.28	$0.07

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

Comprehensive income (loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

Components of other comprehensive income (loss) that the Company currently reports are gains and losses from foreign currency translations and unrealized gains and losses from short-term investments, as follows:

	Three months ended		Six months ended
	January 27,	January 28,	January 27,	January 28,
	2007	2006	2007	2006
	(in thousands)
Net income	$3,862	$817	$6,621	$1,194
Other comprehensive income:
Unrealized loss on short-term investments	(10)	—	(10)	—
Net change in cumulative foreign currency translation adjustment	99	—	129	—
Comprehensive income	$3,951	$817	$6,740	$1,194

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

The calculations for basic and diluted net income per share were as follows:

	Three months ended		Six months ended
	January 27,	January 28,	January 27,	January 28,
	2007	2006	2007	2006
	(in thousands, except per share data)
Numerator:
Numerator for basic and diluted income per share - net income	$3,862	$817	$6,621	$1,194

Denominator:
Denominator for basic income per share - weighted average common shares outstanding	24,592	1,822	13,668	1,820
Effect of dilutive shares
Stock options	1,403	999	1,285	854
Series A and C warrants	49	104	71	104
Conversion of preferred shares into common stock	548	14,350	8,540	14,350
Denominator for diluted income per share — adjusted weighted-average common shares outstanding	26,592	17,275	23,564	17,128
Basic net income per share	$0.16	$0.45	$0.48	$0.66
Diluted net income per share	$0.15	$0.05	$0.28	$0.07

Diluted income per share does not reflect the following weighted-average potential common shares as the exercise prices of such options were greater than the average fair value of the Company’s common stock during the respective periods.

	Three months ended		Six months ended
	January 27,	January 28,	January 27,	January 28,
	2007	2006	2007	2006
	(in thousands)
Unvested common stock “out of money”	3	5	13	7

Recent accounting pronouncements

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” which is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 by prescribing the minimum threshold a tax position is required to meet before being recognized in an enterprise’s financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition, and clearly scopes out income taxes from SFAS No. 5, “Accounting for Contingencies.” FIN 48 is effective for fiscal years beginning after December 15, 2006 but earlier application is encouraged. Differences between the amounts recognized in the statements of financial position prior to adoption of FIN 48 and the amounts reported after adopted should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is currently determining the impact of FIN 48 on its consolidated financial statements which will be effective for the fiscal year ending August 2, 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a common definition to provide enhanced guidance when using fair value to measure assets and liabilities, establishes a framework for measuring fair value, and expands disclosures about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently determining the impact of implementing SFAS No. 157 which will be effective for the fiscal year ending August 1, 2009.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. The dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The implementation of SAB 108 is not expected to have a material impact on the Company’s consolidated financial position or results of operations which will be effective for the fiscal year ending August 2, 2008.

Segment information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to stockholders. Operating segments are identified as components of an enterprise about which separate financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment. There were no significant tangible assets located or revenue generated outside of the U.S. as of January 27, 2007 or July 29, 2006.

3.  Inventories

Inventories consist of the following at:

	January 27,	July 29,
	2007	2006
	(in thousands)
Raw materials	$10,664	$7,685
Work in process	1,472	1,276
Finished goods	3,366	2,740
	$15,502	$11,701

4.  Other Assets

Other assets consist of the following at:

	January 27,	July 29,
	2007	2006
	(in thousands)
Deferred financing costs	$—	$1,916
Restricted cash	68	68
Other	153	25
	$221	$2,009

Deferred financing costs represent direct transactional costs the Company incurred in connection with the initial public offering. Deferred financing costs were reflected as a reduction of equity upon closing of the offering which occurred on November 1, 2006.

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

On November 3, 2006, the Company paid the outstanding line of credit in full and subsequently cancelled the line of credit.

6.  Other Current Liabilities

Other current liabilities consist of $0 and $2,639,560 in deferred revenue at January 27, 2007 and July 29, 2006, respectively. The Company is required to determine whether delivery of each shipment has occurred, and the Company specifies delivery terms and assesses each shipment against those terms and only recognizes revenue when there is certainty that the delivery terms are met. The Company recorded deferred revenue of $2,639,560 as of July 29, 2006 for shipments when confirmation of delivery occurred after the end of the fiscal period.

7.  Acquisition

On March 5, 2006, the Company acquired Engana Pty Limited, renamed Optium Australia Pty Limited, a leading innovator of ROADM technology, for approximately $26,272,000 including $638,000 in related acquisition costs. The purchase was funded through the issuance of 24,475,897 shares of Series D-1 Senior Convertible Preferred Stock and 729,361 shares of Series 2 non-voting common stock of the Company, including 2,447,583 and 72,936 of shares held in escrow, respectively, for all of the outstanding shares of Engana Pty Limited. The escrow shares will be released six months following the closing of the Company’s initial public offering. In determining the aggregate purchase price paid for Engana Pty Limited, the Company used $0.87204 per share for the Series D-1 Senior Convertible Preferred Stock, the per share base liquidation value of such stock, and $5.76 per share for the Series 2 non-voting common stock, the contemporaneous per share fair market value of the Company’s common stock as determined by the Board of Directors. Additionally, fully-vested options to purchase 55,305 shares of common stock were granted in exchange for all outstanding options of Engana Pty Limited (which were fully-vested). This acquisition provided additional technology and products to enhance the Company’s product offerings. The transaction was accounted for as a purchase in accordance with Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations.” As a result, the assets that the Company acquired were accounted for at fair value on the acquisition date, and the results of operations of Engana Pty Limited are included in the Company’s consolidated results of operations since the acquisition date.

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

Six months ended
January 28, 2006
(in thousands, except per share data)
Total revenues	$30,029
Pro forma net loss	(442)
Pro forma net loss per share—basic and diluted	(0.24)
Reported net income	1,194
Reported net income per share—basic	0.66
Reported net income per share—diluted	0.07

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented. The pro forma financial information excludes approximately $11.2 million for acquired in-process research and development, which is a non-recurring charge not representative of research and development expenses incurred for that period.

8.  Redeemable Convertible Preferred Stock

On November 1, 2006, the Company closed its initial public offering. Upon closing of the offering, all outstanding preferred shares converted to 16,444,407 shares of common stock, as follows:

	Outstanding	As Converted into
	Preferred Shares	Common Stock
Series A	23,818,500	2,344,496
Series B	41,969,418	4,966,532
Series C	59,879,318	4,989,932
Series D	25,245,570	2,103,793
Series D-1	24,475,897	2,039,654
	175,388,703	16,444,407

Outstanding warrants for preferred stock on November 1, 2006 became exercisable for common stock as follows:

	Outstanding	As Converted into
	Preferred Shares	Common Stock
Series A warrant	450,000	44,294
Series C warrants	587,769	48,979
	1,037,769	93,273

On November 1, 2006, the Series A warrant was exercised.

9.  Stockholders’ Equity (Deficit)

Common stock

The Company has authorized under its Certificate of Incorporation, as amended October 10, 2006, the issuance of 100,000,000 shares of common stock, of which 729,361 have been designated Series 2 nonvoting common stock. The Series 2 nonvoting common stock automatically converted into voting common stock upon the closing of the Company’s initial public offering when the conversion of all shares of preferred stock occurred.

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

Stock incentive plan

In fiscal 2000, the Company adopted the 2000 Optium Corporation Stock Incentive Plan, as amended, (the “2000 Plan”) under which 3,457,073 shares of common stock were reserved for issuance. As of January 27, 2007, no shares are available for future grants under the 2000 Plan. Under the terms of the 2000 Plan, the Company could grant nonqualified or incentive stock options, restricted stock, or make awards of stock appreciation rights to directors, officers, employees, and consultants of the Company. Option grants under the 2000 Plan generally vest over four years and expire ten years from the date of grant.

Stock option transactions under the 2000 Plan for the six months ended January 27, 2007 are summarized as follows:

	Number of	Range of	Weighted Average
	Options	Exercise Prices	Exercise Price
Balance—July 29, 2006	1,651,766	$0.48-10.92	$3.6692
Granted	188,924	$14.04-17.50	$14.9403
Forfeited	(17,591)	$0.48-17.50	$7.8580
Exercised	(20,624)	$0.48-10.92	$1.8282
Outstanding—January 27, 2007	1,802,475	$0.48-17.50	$4.8315
Options exercisable—January 27, 2007	782,477	$0.48- 14.28	$1.3313

During the six months ended January 27, 2007 certain employees exercised options to purchase 20,264 shares of the Company’s common stock for proceeds of $37,705.

The weighted average remaining life of the options as of January 27, 2007 is 8.17 years.

The detail of the options exercisable as of January 27, 2007 is as follows:

Number of	Range of	Weighted Average	Weighted Average
Options	Exercise Prices	Exercise Price	Remaining Life
655,201	$0.4800- 1.08	$0.6061	6.70
125,541	$2.4000- 5.76	$4.9373	8.83
1,735	$14.2800-14.28	$14.2800	9.62

During the first quarter of fiscal year 2007, the Company adopted the 2006 Optium Corporation Stock Incentive Plan, as amended, (the “2006 Plan”) under which 283,333 shares of common stock have been reserved for issuance. The 2006 Plan provisions provide for an automatic increase at the beginning of every quarter of each fiscal year in the number of shares reserved and available for issuance under the plan by a number equal to 0.75% of the then outstanding number of shares of our common stock. The 283,333 shares reserved does not include the additional 190,059 shares reserved as of the first day of the Company’s third quarter. Under the terms of the 2006 Plan, the Company may grant nonqualified or incentive stock options, restricted stock, or make awards of stock appreciation rights to directors, officers, employees, and consultants of the Company. The exercise price for grants shall be determined by the Board of Directors on the date of grant, but in no event shall the exercise price of incentive stock options be less than 100% of the fair market value of the common stock (110% for any incentive stock option granted to a person owning more than 10% of the total combined voting power of all classes of stock as determined by the Board of Directors on the date of grant). Option grants under the 2006 Plan generally vest over four years and expire ten years from the date of grant. As of January 27, 2007, 13,451 shares of common stock were granted under the 2006 Plan.

Stock option transactions under the 2006 Plan for the six months ended January 27, 2007 are summarized as follows:

	Number of	Range of	Weighted Average
	Options	Exercise Prices	Exercise Price
Balance—July 29, 2006	—	—	—
Granted	13,451	$19.87-23.10	$20.5809
Forfeited	(210)	$19.87-19.87	$19.8700
Exercised	—	—	—
Outstanding— January 27, 2007	13,241	$19.87-23.10	$20.5916
Options exercisable— January 27, 2007	—	—	—

During the six months ended January 27, 2007, 10 shares were gifted to an employee and the Company recognized compensation expense for the shares based on the fair market value of the stock at the date of grant.

The weighted average remaining life of the options as of January 27, 2007 is 9.86 years.

The following is the rollforward of the Company’s common stock and additional paid in capital (APIC) for the six months ended January 27, 2007:

	Common Stock
	Shares	Par Value	APIC
		(in thousands)
Balance July 29, 2006	4,353,509	$—	$9,172
Exercise of employee stock options, gifted shares and fractional reverse split adjustment	20,593	—	38
Series A warrant exercise.	36,789	—	—
Issuance of common stock in initial public offering.	5,980,000	1	93,211
Conversion of preferred stock upon initial public offering.	16,444,407	1	87,172
Deferred compensation related to issuance of stock options	—	—	439
Balance January 27, 2007.	26,835,298	$2	$190,032

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

In relation to these amended stock options, the Company recorded deferred stock-based compensation of approximately $1.5 million in the balance sheet in addition to the approximately $125,000 in deferred stock-based compensation referenced above. The amount of additional deferred stock-based compensation for each amended stock option was calculated based upon the difference between the amended exercise price of $1.08 per share, $2.40 per share or $3.96 per share, as applicable, and $10.92 per share, the valuation by the Board of Directors of the per share fair value of our common stock as of the date of amendment of the stock options. The Company will amortize this additional deferred stock-based compensation expense over the vesting period of the applicable stock option grants, subject to adjustment for any stock options which are cancelled or accelerated. During the three months and six months ended January 27, 2007, total stock-based compensation related to the revaluation and remeaurement of these grants was approximately $144,900 and $270,000.

Warrants issued to employees

On January 31, 2003, the Company issued 1,308,954 warrants with an exercise price of approximately $0.05 per share to purchase shares of the Company’s Series C preferred stock to officers and employees who invested in the Series B preferred stock offering in fiscal 2001. The warrants are immediately exercisable and expire on the earliest of termination of employment with the Company or January 31, 2013. The excess of the fair market value of the Series C preferred stock over the exercise price of approximately $195,900 was included in general and administrative expenses for the year ended August 2, 2003. During fiscal year 2004, the Company canceled 58,007 Series C warrants as a result of an employee termination and reduced its fiscal year 2004 salary expense by $8,680. During the year ended July 29, 2006, 663,178 warrants were exercised for 55,264 shares of common stock and proceeds of $33,398.

Warrants issued in connection with capital lease financing

On May 16, 2001, in connection with the closing of the capital lease line of credit (see Note 5), the Company issued a warrant to purchase 450,000 shares of Series A preferred stock at $0.33333 per share. The warrant vested immediately upon issuance and expires at the later of (i) ten years from the date of issuance or (ii) five years after the date of a qualified public offering of the Company’s common stock, as defined. The Company had reserved 450,000 shares of Series A preferred stock for issuance under the warrant agreement. The Company accounts for these warrants in accordance with APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The Company valued these warrants using the Black-Scholes option pricing model using the following assumptions: 80% volatility, 5.39% risk-free interest rate, 0.0% dividend yield, and a ten-year expected life, resulting in deferred financing costs of $125,336. Deferred financing costs are amortized to interest expense over the term of the debt using a method that approximates the interest method.

10.  Income Taxes

At January 27, 2007, the Company has federal net operating loss (“NOL”) carry forwards of approximately $29 million which expire through July 2025. NOL carry forwards and credits are subject to review and possible adjustments by the Internal Revenue Service (“IRS”) and may be limited by the occurrence of certain events, including significant changes in ownership interests. The Company has performed an analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code has occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of the net operating loss carry forwards attributable to periods before the change. The review determined the Company has potential limitations related to approximately $2.0 million of the NOL carry forwards.

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

For the six months ended January 27, 2007, the Company recorded a current tax provision of approximately $472,000 which consists principally of federal alternative minimum tax (AMT) and state taxes.

11.  Commitments and Contingencies

Litigation

On September 11, 2006, JDS Uniphase Corporation and EMCORE Corporation filed a complaint in the United States District Court for the Western District of Pennsylvania alleging that the Company’s 1550 nm HFC externally modulated transmitter, in addition to possibly “products as yet identified,” infringes two U.S. patents. On February 23, 2007, the plaintiffs in the case filed a motion to amend their complaint to allege in addition that the Companys 1550 nm HFC quadratine amplitude modulator transmitter infringes another U.S. patent. Since discovery is currently in process, the Company is unable to determine the ultimate outcome of this litigation. The Company intends to defend the claim vigorously and does not expect the ultimate outcome of this matter to have a material adverse effect on the business or financial position.

In December 2004, the Company terminated a relationship with Appletec Limited, an Israeli company assisting the Company’s sales efforts in Israel.  The Company had received correspondence from Appletec claiming money owed for sales commissions and in June 2005 proposed a settlement of which no response occurred. Appletec has filed an action against the Company alleging damages. In December 2006, the Company received a letter from attorneys representing Applectec enclosing a copy of a purported default judgment in an amount of approximately $1.2 million for failure to appear in the action filed against the Company. The Company has filed a motion with the Israeli court that asserts among the other things, the Company has not to date been served notice of the action pursuant to the requirements of Israeli law and, therefore, the default judgment is required to be reversed under Israeli law. The default judgment has been stayed pending resolution of the Company’s motion. The Company does not expect the ultimate outcome of this matter to have a material adverse effect on the business or financial position.

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

Revenues from major customers during the three months and six months ended January 27, 2007 comprising 10% or more of total revenues were as follows:

	Three months	Six months
	ended	ended
	January 27,	January 27,
	2007	2007

Customer A	21%	27%
Customer B	21%	20%
Customer C	11%	14%

Accounts receivable from these three customers at January 27, 2007 represented 59% of total accounts receivable.

13.  Related Party Transactions

During the three months and six months ended January 27, 2007 and January 28, 2006, the Company paid Guy Gertel, a consultant for sales and marketing and brother of the president and chief executive officer of the Company, $33,700 and $66,584 and $31,568 and $63,137, respectively, in cash compensation during such fiscal periods.

During the three months and six months ended January 27, 2007, the Company reimbursed the president and chief executive officer for business travel expenses on a private jet of which he currently owns a fractional interest. The amount of such reimbursement was approximately $17,617 and $37,917, respectively.

Amounts paid to related parties represented values considered fair and reasonable, reflective of an arm’s length transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JANUARY 27, 2007

AND COMPARABLE PERIODS ENDED JANUARY 28, 2006

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

On November 1, 2006, we closed our initial public offering of 5.2 million shares of common stock at a price to the public of $17.50 per share as well as the sale of an additional 780,000 shares to cover underwriter over-allotments.  Our common stock, quoted on the Nasdaq Global Market under the symbol “OPTM,” began trading on October 27, 2006.  Cash proceeds to us, net of underwriter commissions of approximately $7.3 million and related offering expenses of approximately $4.1 million, totaled approximately $93.2 million, including approximately $1.9 million of offering expenses paid during fiscal year 2006. All outstanding preferred stock was converted to common stock upon the completion of the initial public offering.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” which is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 by prescribing the minimum threshold a tax position is required to meet before being recognized in an enterprise’s financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition, and clearly scopes out income taxes from SFAS No. 5, “Accounting for Contingencies.” FIN 48 is effective for fiscal years beginning after December 15, 2006 but earlier application is encouraged. Differences between the amounts recognized in the statements of financial position prior to adoption of FIN 48 and the amounts reported after adopted should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently determining the impact of FIN 48 on our consolidated financial statements which will be effective for the fiscal year ending August 2, 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a common definition to provide enhanced guidance when using fair value to measure assets and liabilities, establishes a framework for measuring fair value, and expands disclosures about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently determining the impact of implementating SFAS No. 157 which will be effective for the fiscal year ending August 1, 2009.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. The dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The implementation of SAB 108 is not expected to have a material impact on our consolidated financial position or results of operations which will be effective for the fiscal year ending August 2, 2008.

Current Trends Affecting Our Results of Operations

We have experienced increased demand for our products, which has been driven by market trends in the telecommunications and cable TV carrier industries such as network expansion, the implementation of new technologies and value-added services, network changes and consolidations in these industries. We expect growth of our current product portfolio to continue, and we also expect the market for our new products to expand our potential sources of revenue. Growth was driven by increased volumes in telecommunication, fiber to the home, or FTTH, and cable TV applications.  Service providers have driven demand with accelerated deployment of Internet protocol TV, or IPTV, networks, FTTH and 3G cellular backhaul requirements.  These systems utilize products from our tunable and fixed 10 gigabit per second, or 10Gb/s, FTTH and cable TV wavelength offerings.

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

Results of operations

Consolidated results of operations in dollars and as a percentage of revenues for the six months and three months ended January 27, 2007 and January 28, 2006 were as follows:

	Six months ended						Three months ended
	(in thousands, except percentages)						(in thousands, except percentages)
	(unaudited)						(unaudited)
	January	% of	January	% of		%	January	% of	January	% of		%
	27, 2007	Revenue	28, 2006	Revenue	Variance	Variance	27, 2007	Revenue	28, 2006	Revenue	Variance	Variance
Revenue	$64,149		$30,029		$34,120	113.6%	$34,139		$16,013		$18,126	113.2%
Cost of revenue	45,519	71.0%	23,380	77.9%	22,139	94.7%	24,214	70.9%	12,406	77.5%	11,808	95.2%
Gross profit	18,630	29.0%	6,649	22.1%	11,981	180.2%	9,925	29.1%	3,607	22.5%	6,318	175.2%
Operating expenses:
Research and product development	6,509	10.1%	3,544	11.8%	2,965	83.7%	3,513	10.3%	1,802	11.3%	1,711	95.0%
Selling, general and administrative	6,186	9.6%	1,928	6.4%	4,258	220.9%	3,359	9.8%	981	6.1%	2,378	242.4%
Total operating expenses	12,695	19.8%	5,472	18.2%	7,223	132.0%	6,872	20.1%	2,783	17.4%	4,089	146.9%

Income from operations	5,935	9.3%	1,177	3.9%	4,758	404.2%	3,053	8.9%	824	5.1%	2,229	270.5%
Interest and other income (expense), net	1,158	1.8%	40	0.1%	1,118	2795.0%	1,102	3.2%	8	0.0%	1,094	13675.0%
Income before income tax expense	7,093	11.1%	1,217	4.1%	5,876	482.8%	4,155	12.2%	832	5.2%	3,323	399.4%
Income tax expense	472	0.7%	23	0.1%	449	1952.2%	293	0.9%	15	0.1%	278	1853.3%
Net income	$6,621	10.3%	$1,194	4.0%	$5,427	454.5%	$3,862	11.3%	$817	5.1%	$3,045	372.7%

Revenue

Total revenue increased 113.6% to approximately $64.1 million for the six months ended January 27, 2007 from approximately $30.0 million for the six months ended January 28, 2006. Total revenue increased 113.2% to approximately $34.1 million for the three months ended January 27, 2007 from approximately $16.0 million for the three months ended January 28, 2006. These increases in revenue are primarily attributable to an increase in sales of our 10 GB/s transceivers of approximately $22.9 and $11.1 million, respectively, as well as an increase in sales supporting hybrid fiber coaxial network systems of approximately $8.3 and $5.1 million, respectively. Growth continues to be driven by increased volumes in Telecom, Fiber to the Home and Cable TV applications. The key growth drivers for our business are the accelerated deployment of new IPTV networks, Fiber to the Home and cellular backhaul systems, as well as upgrades and expansion of traditional broadband systems to address the significant overall growth in bandwidth demand.

Gross profit

Gross profit increased 180.2% to approximately $18.6 million for the six months ended January 27, 2007 from approximately $6.6 million for the six months ended January 28, 2006. Gross profit increased 175.2% to approximately $9.9 million for the three months ended January 27, 2007 from approximately $3.6 million for the three months ended January 28, 2006. Gross profit percentages increased to 29.0% from 22.1% the six months ended January 27, 2007, compared to the six months ended January 28, 2006. Gross profit percentages increased to 29.1% from 22.5% for the three months ended January 27, 2007, compared to the three months ended January 28, 2006. The increase in gross profit was primarily attributable to unit volume increases with increased demand for our products and driving additional operational cost efficiencies.  Additionally, there was a favorable product mix shift from lower margin short reach products to higher margin long reach products.

Research and product development

Research and product development expenses increased 83.7% to approximately $6.5 million for the six months ended January 27, 2007 from approximately $3.5 million for the six months ended January 28, 2006. Research and product development expenses increased 95.0% to approximately $3.5 million for the three months ended January 27, 2007 from approximately $1.8 million for the three months ended January 28, 2006. The increase in research and product development cost is partially a result of our research and product development activities related to our Optium Australia operations from our acquisition of Engana during the third quarter of our prior fiscal year, on March 5, 2006. The six and three months ended January 27, 2007 include approximately $1.9 million and $1.0 million, respectively, of research and development costs with respect to our Optium Australia operations. Additionally, research and product development costs increased as a result of our higher headcount and associated costs related to our decision to increase the number of engineering projects which will further expand our product portfolio. We expect these costs to continue to increase as we undertake additional research and development projects to expand our product suite.

Selling, general and administrative

Selling, general and administrative expenses increased 220.9% to approximately $6.2 million for the six months ended January 27, 2007 from approximately $1.9 million for the six months ended January 28, 2006. Selling, general and administrative expenses increased 242.4% to approximately $3.4 million for the three months ended January 27, 2007 from approximately $1.0 million for the three months ended January 28, 2006. The Company experienced increased costs for the additional infrastructure necessary support our revenue growth. These costs included increased labor costs as a result of additional headcount and additional legal and other professional fees. Additionally, during the six months ended January 27, 2007, we incurred $0.4 million in stock-based compensation primarily related to the adoption of SFAS 123(R) and $0.4 million related to duplicate facility costs as we relocate our operations to a new facility. Our selling, general and administrative costs also increased during the six months ended January 27, 2007 as a result of the additional costs of being a publicly-traded company, including the costs of compliance with the Sarbanes-Oxley Act of 2002 and certain professional fees for corporate governance. We expect these costs to continue to increase as we continue our compliance efforts.

Interest and other income (expense), net

Interest and other income (expense), net, increased to approximately $1.2 million and $1.1 million for the six months and three months ended January 27, 2007, respectively, from approximately $40,000 and $8,000 for the six months and three months ended January 28, 2006, respectively. The increase was due to additional cash and cash equivalents and short-term investments as a result of the proceeds of our initial public offering.

Income tax expense

Income tax expense was approximately $472,000 and $293,000 for the six months and three months ended January 27, 2007, respectively, compared to approximately $23,000 and  $15,000 for the six months and three months ended January 28, 2006, respectively. The Company’s overall effective tax rate was approximately 7% and 2% in the six month periods ended January 27, 2007 and January 28, 2006, respectively. Tax expense during the six months ended January 27, 2007 represents federal AMT and state income tax. Our tax rate is currently lower than the statutory tax rate as we currently have available operating loss carryforwards to effect taxable income. Our remaining carryforwards total approximately $29.0 million at January 27, 2007.

Net income

Net income increased 454.5% to approximately $6.6 million for the six months ended January 27, 2007 from approximately $1.2 million for the six months ended January 28, 2006. Net income increased 372.7% to approximately $3.9 million for the three months ended January 27, 2007 from approximately $817,000 for the three months ended January 28, 2006. As a percentage of sales, net income was approximately 10.3% and 11.3% during the six months and three months ended January 27, 2007, respectively, as compared to 4.0% and 5.1% in the six months and three months ended January 28, 2006, respectively.  The changes are primarily attributable to the factors described above.

Liquidity and Capital Resources

Operating activities

Net cash used in operating activities was approximately $2.6 million and $557,000 for the six months ended January 27, 2007 and January 28, 2006, respectively. Net cash used in operating activities for the six months ended January 27, 2007 primarily resulted from period to date net income of approximately $6.6 million offset by increases in accounts receivables of approximately $2.6 million, increases in inventories of approximately $3.8 million and decreases in other current liabilities of approximately $2.6 million.

Investing activities

Net cash used in investing activities was approximately $21.7 million for the six months ended January 27, 2007 and approximately $1.2 million for the six months ended January 28, 2006. Net cash used in investing activities for the six months ended January 27, 2007 was primarily related to purchasing marketable securities resulting from investing a portion of the initial public offering proceeds. Net cash used in investing activities for the six months ended January 28, 2006 was related to purchases of property and equipment.

Financing activities

Net cash provided by financing activities was approximately $94.7 million for the six months ended January 27, 2007 and approximately $5,000 for the six months ended January 28, 2006. Net cash provided by financing activities for the six months ended January 27, 2007 was primarily related to the proceeds from our initial public offering. Net cash provided by financing activities for the six months ended January 28, 2006 related to proceeds from employee stock options.

Sources of cash

On November 1, 2006, we closed our initial public offering of 5.2 million shares of common stock at a price to the public of $17.50 per share as well as the sale of an additional 780,000 shares to cover underwriter over-allotments.  Our common stock, quoted on the Nasdaq Global Market under the symbol “OPTM,” began trading on October 27, 2006.  Cash proceeds to us, net of underwriter commissions of approximately $7.3 million and related offering expenses of approximately $4.1 million, totaled approximately $93.2 million, including approximately $1.9 million of offering expenses paid during fiscal year 2006. All preferred stock outstanding at November 1, 2006 was converted to common stock upon the completion of the initial public offering.

Prior to our public offering of common stock, we had financed our operations primarily through internally generated cash flows, our lines of credit and the issuance of preferred stock. As of January 27, 2007 we had cash and cash equivalents of $80.8 million, short-term investments of $19.4 million and accounts receivable of approximately $21.7 million and no debt. Prior to our public offering, the aggregate redemption value of our Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Senior Convertible Preferred Stock, Series D Senior Convertible Preferred stock, and Series D-1 Senior Convertible Preferred Stock was approximately $7.9 million, $35.7 million, $11.9 million, $10.3 million, and $21.3 million, respectively.

We believe our existing cash and cash equivalents and our cash flows from operating activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital requirements will depend on many factors, including the rate of our revenue growth, the introduction and acceptance of new products, and the expansion of our sales and marketing and research and development activities. To the extent that our cash and cash equivalents, cash flows from operating activities, and net proceeds of our initial public offering are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings.

We also may need to raise additional funds in the event we determine to effect one or more acquisitions of businesses, technologies and/or products. Although there are no present understandings, commitments or agreements with respect to acquisitions of other businesses, products or technologies, we may in the future consider such transactions, which may require debt or equity financing.  The issuance of debt or equity securities could be expected to have a dilutive impact on the our stockholders, and there can be no assurance as to whether or when any acquired business would contribute positive operating results commensurate with the associated investment. In the event we require additional cash resources, we may not be able to obtain bank credit arrangements or affect an equity or debt financing on terms acceptable to us or at all. Any material acquisition could result in a decrease in working capital depending upon the amount, timing, and nature of the consideration paid.

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

On November 3, 2006, we paid the outstanding line of credit in full and subsequently cancelled the line of credit.

Off-Balance Sheet Financing Arrangements

We do not engage in any off-balance sheet financing arrangements. We do not have any interest in entities referred to as variable interest entities, which includes special purpose entities and other structured finance entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates.  Various financial instruments held by us are sensitive to changes in interest rates.  Interest rate changes could result in an increase or decrease in interest income as well as in gains or losses in the market value of our debt security investments due to differences between the market interest rates and rates at the date of purchase of these investments.

We place our cash investments with high credit-quality financial institutions and currently invest primarily in money market funds placed with major banks and financial institutions, auction rate securities, corporate paper and United States government and United States government corporation and agency obligations and/or mutual funds investing in the like.  We have investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.  As of January 27, 2007, our cash and cash equivalents totaled approximately $80,799,000 and we had short-term investments totaling approximately $19,425,000.  If, during the period ended January 27, 2007, average short-term interest rates increase or decrease by 50 basis points, our projected interest income from cash and cash equivalents and short-term investments would increase or decrease by approximately $125,000.

Due to the short-term nature of our cash and cash equivalents, the carrying value approximates market value and are not generally subject to price risk due to fluctuations in interest rates.  Our short-term investments are subject to price risk due to fluctuations in interest rates.  Neither a 10% increase nor decrease in prices would have a material effect on our consolidated financial statements. All short-term investments are considered to be available-for-sale, accounted for at fair value, with resulting unrealized gains or losses reported as a separate component of stockholders’ equity. If these available-for-sale securities experience declines in fair value that are considered other-than-temporary, an additional loss would be reflected in net income (loss) in the period when the subsequent impairment becomes apparent.

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

Our subsidiary Optium Australia is located in Sydney, Australia. Due to the relative low volume of payments made by us through this subsidiary, and the fact we intend that all of our sales will continue to be made in U.S. dollars, we do not believe that we have significant exposure to foreign currency exchange risks. We currently do not use derivative financial instruments to mitigate this exposure. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in future years

ITEM 4. CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

In December 2004, we terminated our relationship with Appletec Limited, an Israeli company that was assisting us with our sales efforts in Israel. Beginning in February 2005 and through May 2005, we received correspondence from Appletec claiming we owed Appletec sales commissions. We do not believe that we owe any further commissions to Appletec. However, in June 2005 we sent a letter to Appletec’s counsel proposing a settlement. We did not receive a response to our proposal and Appletec filed an action in Israel against us and a consultant of ours alleging damages in an amount of approximately $1,800,000. In December 2006, we received a letter from attorneys representing Appletec enclosing a copy of a purported default judgment in an amount of approximately $1.2 million for failure to appear in the action filed against us. We have filed a motion with the Israeli court that asserts that, among other things, we have not to date been served notice of the action pursuant to the requirements of Israeli law and, therefore, the default judgment is required to be reversed under Israeli law. The default judgment has been stayed pending resolution of our motion. We intend to defend ourselves vigorously and we do not expect the ultimate outcome of this matter to have a material adverse effect on our business or financial position.

On September 11, 2006, JDS Uniphase Corporation and EMCORE Corporation filed a complaint in the United States District Court for the Western District of Pennsylvania alleging that our 1550 nm HFC externally modulated transmitter, in addition to possibly ‘‘products as yet identified,’’ infringes on two U.S. patents. On February 23, 2007, the plaintiffs in the case filed a motion to amend their complaint to allege in addition that our 1550 nm HFC quadratine amplitude modulator transmitter infringes another U.S. patent. Since discovery is currently in process, we are unable to determine the ultimate outcome of this litigation. During the fiscal year ended July 29, 2006 and the six months ended January 27, 2007, sales of our 1550 nm HFC externally modulated transmitter and our 1550 nm HFC quadratine amplitude modulated transmitters, together, represented less than 5% of our revenues. The plaintiffs are seeking for the court to declare that we have willfully infringed on such patents and to be awarded up to three times the amount of any compensatory damages found, if any, plus any other damages and costs incurred. We intend to vigorously defend the claims asserted against us and we believe that we have meritorious defenses.

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

We are subject to a number of special risks as a result of our acquisition of Engana.

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

Historically, we have generated most of our revenues from a limited number of end customers. For example, in the three months ended January 27, 2007 and January 28, 2006, we generated 65.7% and 49.8%, respectively, of our revenues from our three largest end customers during those periods. We may not be able to offset any decline in revenues from our existing major customers with revenues from new customers and our quarterly results may be volatile because we are dependent on large orders from these customers that may be reduced or delayed. Our dependence on a limited number of customers is due to the fact that the network systems industry is dominated by a small number of large companies, and the industry continues to consolidate, as with the recent mergers of Cisco Systems and Scientific Atlanta and of Lucent and Alcatel. Similarly, our customers depend primarily on a limited number of major carrier customers to purchase their network systems products that incorporate our optical subsystems. Many major telecommunication services providers are experiencing losses from operations. The further consolidation of the industry, coupled with potential declining revenues from our major customers, may have a material adverse impact on our business.

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

Our competitive position is driven in part by our intellectual property and other proprietary rights. Third parties, however, may claim that we or our products or operations are infringing their intellectual property rights, and we may be unaware of intellectual property rights of others that may cover some of our assets, technology and products. In that regard, JDS Uniphase Corporation and EMCORE Corporation filed a complaint on September 11, 2006 alleging that our 1550 nm HFC externally modulated transmitter, in addition to possibly “products as yet identified,” infringes two U.S. patents. On February 23, 2007, the plaintiffs on the case filed a motion to amend their complaint to allege in addition that our 1550mm HFC quadatine amplitude modulator transmitter infringes another U.S. patent. The plaintiffs are seeking for the court to declare that we have willfully infringed on such patents and to be awarded up to three times the amount of any compensatory damages found, if any, plus any other damages or costs incurred. Any litigation regarding patents, trademarks, copyrights or other intellectual property rights, even those without merit, could be costly and time consuming, and divert our management and key personnel from operating our business. The complexity of the technology involved and inherent uncertainty and cost of intellectual property litigation increases our risks. If any third party has a meritorious or successful claim that we are infringing its intellectual property rights, we may be forced to change our products or manufacturing processes, which may be costly or impractical. This also may require us to stop selling our products as currently engineered, which could harm our competitive position. We also may be subject to significant damages or injunctions that prevent the further development of certain of our products or services.

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

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, under current rules, commencing with respect to fiscal year ending August 8, 2008, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues. We will evaluate the need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ Global Market, the SEC or other regulatory authorities, which would require additional financial and management resources

We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders.

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

As of January 27, 2007 we have net operating loss, or NOL, carryforwards of approximately $29 million for federal and state income tax purposes expiring through fiscal year ending August 2, 2025. These net operating loss carryforwards represent an asset to us to the extent they can be utilized to reduce cash income tax payments expected in the future. Utilization of our net operating loss carryforwards depends on the timing and amount of taxable income earned by us in the future, which we are unable to predict. We have performed an analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code has occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of the net operating loss carryforwards attributable to periods before the change. The review determined we have limitations related to approximately $2.0 million of the NOL carryforwards.

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

In addition, as of March 1, 2007, there were 48,979 shares subject to outstanding warrants and 1,827,187 shares subject to outstanding options, and additional shares will be available for issuance under our stock option plans. These shares will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements, the lock-up agreements and Rules 144 and 701 under the Securities Act of 1933, as amended. Moreover, after this offering, holders of an aggregate of approximately 17 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our employee benefit plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to the lock-up agreements, and in certain cases, applicable volume limitations.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended January 27, 2007, the Series A warrant for 44,294 shares was exercised in full pursuant to its cashless exercise provision and we issued 36,789 shares of common stock.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

(a) Management Compensation Plans

On March 3, 2007, the Compensation Committee amended the Optium Corporation Executive Officer Fiscal Year Bonus Plan so that the additional annual bonus of up to $350,000 that our Chief Executive Officer is eligible to receive based on our achievement in strategic development, investor relations, human resources and corporate citizenship, as well as our stock trading price performance, may be paid in up to $175,000 semi-annual amounts.

On the same date, the Compensation Committee made option grants to certain executive officers with vesting acceleration provisions not included in the Optium Corporation standard form option grant.  The executive officers were Chief Executive Officer Eitan Gertel, Senior Vice President and General Manager Mark Colyar, General Counsel and Vice President of Corporate Development Christopher Brown, Vice President of Sales and Marketing Anthony Musto and Chief Financial Officer David Renner. In the case of Mr. Gertel, such vesting provisions provide for the acceleration of vesting of (i) 25% of the original grant (or 100% of remaining unvested portion if less) following termination of employment without Cause or for Constructive Termination (each term as defined in Mr. Gertel’s employment agreement) prior to an Acquisition (as defined in the 2006 Stock Option and Incentive Plan) and (ii) 100% of remaining unvested portion following termination of employment without Cause or for Constructive Termination within one year of an Acquisition.  In the case of Messrs. Colyar, Brown, Musto and Renner, such vesting provisions provide for acceleration of vesting of 25% of the original grant (or 100% of remaining unvested portion if less) following termination of employment without Cause at any time or for Constructive Termination (each term as defined in the optionee’s employment agreement) within one year of an Acquisition.

ITEM 6. Exhibits

(a)   Exhibit Index.

10.1         Executive Officer Fiscal Year Bonus Plan, as amended.

10.2         Form of Stock Option Grant Notice for Australian Employees under Optium Corporation 2006 Stock Option and Grant Plan.

10.3         Form of Australian Employee Non-Qualified Stock Option Agreement under the Optium Corporation 2006 Stock Option and Grant Plan.

10.4         Stock Option Grant Notice, dated March 3, 2007, for Eitan Gertel.

10.5         Stock Option Grant Notice, dated March 3, 2007, for Mark Colyar.

10.6         Stock Option Grant Notice, dated March 3, 2007, for Christopher Brown.

10.7         Stock Option Grant Notice, dated March 3, 2007, for Anthony Musto.

10.8         Stock Option Grant Notice, dated March 3, 2007, for David Renner.

31.1         Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIUM CORPORATION.

Dated: March 7, 2007	/s/ Eitan Gertel
Eitan Gertel
President and Chief Executive Officer

Dated: March 7, 2007	/s/ David Renner
David Renner
Vice President of Finance and
Chief Financial Officer