Form 10-Q
period 2007-04-28
OPTIUM CORP
filed 2007-06-11
CIK 1219169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-33109

OPTIUM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	59-3684497
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

200 Precision Road Horsham PA 19044
(Address of principal executive offices) (Zip Code)

(267) 803-3800
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares of Common Stock, $.0001 par value,

outstanding as of June 6, 2007 was 25,381,728.

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

PART I

Financial Information

ITEM 1. Financial Statements

Optium Corporation

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three months ended		Nine months ended
	April 28, 2007	April 29, 2006	April 28, 2007	April 29, 2006
Revenue	$34,547	$16,462	$98,696	$46,491
Cost of revenue	25,190	12,256	70,709	35,636
Gross profit	9,357	4,206	27,987	10,855
Operating expenses:
Research and product development	3,379	2,435	9,888	5,979
Selling, general and administrative	3,711	1,643	9,897	3,571
Acquired in-process research and development	—	11,187	—	11,187
Total operating expenses	7,090	15,265	19,785	20,737
Income (loss) from operations	2,267	(11,059)	8,202	(9,882)
Interest and other income (expense), net	1,333	68	2,491	108
Income (loss) before income tax expense	3,600	(10,991)	10,693	(9,774)
Income tax expense	182	21	654	44
Net income (loss)	$3,418	$(11,012)	$10,039	$(9,818)

Basic net income (loss) per share	$0.13	$(4.73)	$0.57	$(4.93)
Basic weighted average common shares outstanding	25,350	2,331	17,576	1,991

Diluted net income (loss) per share	$0.13	$(4.73)	$0.41	$(4.93)
Diluted weighted average common shares outstanding	26,647	2,331	24,639	1,991

See accompanying notes.

Optium Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	April 28, 2007	July 29, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$78,042	$10,377
Short-term investments	23,170	—
Accounts receivable, net of allowance of $36 and $25, respectively	26,857	19,075
Inventories	16,856	11,701
Prepaid expenses and other current assets	1,477	407
Total current assets	146,402	41,560
Property and equipment, net	7,250	5,207
Other assets	274	2,009
Goodwill	11,375	10,533
Total assets	$165,301	$59,309
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$21,781	$18,386
Accrued expenses	2,823	2,207
Accrued warranty	305	223
Other current liabilities	—	2,640
Current portion of debt	—	320
Total current liabilities	24,909	23,776
Long-term debt, net of current portion	—	351
Other long-term liabilities	190	97
Total liabilities	25,099	24,224
Commitments and contingencies
Series A redeemable convertible preferred stock, $0.0001 par value—24,450,000 shares authorized, 24,000,000 shares issued and 23,818,500 outstanding at July 29, 2006	—	7,939
Series B redeemable convertible preferred stock, $0.0001 par value—42,702,958 shares authorized, 42,702,949 shares issued and 41,969,418 outstanding at July 29, 2006	—	35,674
Series C senior redeemable convertible preferred stock, $0.0001 par value—60,526,000 shares authorized, 59,879,318 shares issued and outstanding at July 29, 2006	—	11,962
Series D senior redeemable convertible preferred stock, $0.0001 par value—25,500,000 shares authorized, 25,245,570 shares issued and outstanding at July 29, 2006	—	10,255
Series D-1 senior redeemable convertible preferred stock, $0.0001 par value—24,475,897 shares authorized, issued and outstanding at July 29, 2006	—	21,343
Stockholders’ equity (deficit):
Common stock, $0.0001 par value — 100,000,000 shares authorized, 26,846,906 and 4,353,509 shares issued, respectively; 25,352,821 and 2,859,430 shares outstanding, respectively	2	—
Additional paid in capital	190,365	9,173
Deferred compensation	(1,050)	(1,170)
Treasury stock, 1,494,085 shares of common stock—at cost	(2,762)	(2,762)
Accumulated deficit	(47,610)	(57,649)
Accumulated other comprehensive income	1,257	320
Total stockholders’ equity (deficit)	140,202	(52,088)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$165,301	$59,309

See accompanying notes.

Optium Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine months ended
	April 28, 2007	April 29, 2006
Cash flows from operating activities
Net income (loss)	$10,039	$(9,818)
Adjustments to reconcile net income to net cash (used in) provided by operations:
Depreciation and amortization	1,969	1,894
Stock-based compensation	849	16
Issuance of common stock and restricted common stock	32	34
Acquired in-process research and development	—	11,187
Provision for doubtful accounts	11	1
Loss on disposal of property and equipment	9	—
Changes in operating assets and liabilities:
Accounts receivable	(7,787)	(6,692)
Inventories	(5,133)	(3,169)
Prepaid expenses and other current assets	(1,065)	81
Other assets	(180)	18
Accounts payable	3,369	4,639
Accrued expenses	343	628
Other current liabilities	(2,640)	1,549
Accrued warranty	82	102
Other long-term liabilities	92	(2)
Net cash (used in) provided by operating activities	(10)	468
Cash flows from investing activities
Purchase of property and equipment	(3,964)	(1,634)
Cash acquired from acquisition of Engana, net of transaction costs	—	4,068
Proceeds from sale of property and equipment	30	—
Maturities and sales of short term investments	22,384	—
Purchases of marketable securities	(45,562)	—
Net cash (used in) provided by investing activities	(27,112)	2,434
Cash flows from financing activities
Payments on line of credit	(671)	(74)
Net proceeds from initial public offering	95,378	—
Deferred financing costs	—	(4)
Proceeds from warrant exercise	—	33
Proceeds from exercise of employee stock options	47	141
Net cash provided by financing activities	94,754	96
Effect of exchange rate changes on cash and cash equivalents	33	54

Net increase in cash and cash equivalents	67,665	3,052

Cash and cash equivalents, beginning of period	10,377	8,474

Cash and cash equivalents, end of period	$78,042	$11,526

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

Fiscal year

The Company’s fiscal year ends on the Saturday closest to July 31. The third quarters of fiscal 2007 and 2006 ended on April 28, 2007 and April 29, 2006, respectively.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and loss during the reporting period. Actual results could differ from those estimates. Operating results for the nine months ended April 28, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ended July 28, 2007. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the fiscal year ended July 29, 2006 included with the Company’s registration statement on Form S-1 (Registration No. 333-135472) declared effective by the Securities and Exchange Commission on October 26, 2006.

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

	Three months ended April 28, 2007	Nine months ended April 28, 2007
Risk-free interest rate	4.84%-4.51%	4.84%-4.39%
Expected dividend yield	0%	0%
Expected life	5 years	5 years
Expected volatility	80%	80%

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

Forfeitures: The Company estimates forfeitures based on historical experience and factors of known historical or future projected work force reduction actions to anticipate the projected forfeiture rates.   The forfeiture rate for the nine months ended April 28, 2007 was 9.3%.

During the nine months ended April 28, 2007, 560,726 stock options  with a weighted average grant date fair value of $12.65 per option were granted under the Company’s Stock Option Plans. The compensation expense charged against earnings for SFAS 123(R) stock-based compensation for the first nine months of fiscal year 2007 was approximately $454,000. As of April 28, 2007, there was approximately $5.9 million unrecognized compensation expense related to non-vested stock option agreements. The stock-based compensation expense is expected to be recognized in earnings over the weighted-average vesting period of 4 years.

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

Under the pro forma disclosure previously required under SFAS 123, the compensation cost for the Company’s stock-based compensation plans had been determined based upon the fair value of the options at the grant date. Consistent with the methodology prescribed under Statement 123, the Company would have recorded $137,714 and $350,592 and $74,020 and $98,365 as stock based compensation in selling, general and administrative expenses for the three months and nine months, respectively, ended April 28, 2007 and April 29, 2006, respectively, related to the grants issued prior to the adoption of SFAS 123(R), as presented below:

	Three months ended		Nine months ended
	April 28, 2007	April 29, 2006	April 28, 2007	April 29, 2006
	(in thousands)
Net income (loss), as reported	$3,418	$(11,012)	$10,039	$(9,818)
Add: Stock-based compensation under APB 25	119	—	376	—
Add: Stock-based compensation under SFAS123(R)	277	—	432	—
Less: Stock-based compensation expense determined under fair value method for all awards	(408)	(73)	(766)	(96)
Net income (loss), pro forma	$3,406	$(11,085)	$10,081	$(9,914)
Basic EPS, as reported	$0.13	$(4.73)	$0.57	$(4.93)
Diluted EPS, as reported	$0.13	$(4.73)	$0.41	$(4.93)
Basic EPS, pro forma	$0.13	$(4.76)	$0.57	$(4.98)
Diluted EPS, pro forma	$0.13	$(4.76)	$0.41	$(4.98)

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

The Company is required to determine whether delivery has occurred, whether items will be returned or whether the Company will be paid under normal terms. The Company specifies delivery terms and assesses each shipment against those terms and only recognizes revenue when certain that the delivery terms have been met to the extent that one or more of the conditions are not present, the Company delays recognition of revenue until all conditions are present.

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

	Three months ended		Nine months ended
	April 28, 2007	April 29, 2006	April 28, 2007	April 29, 2006
	(in thousands)
Net income (loss)	$3,418	$(11,012)	$10,039	$(9,818)
Other comprehensive income:
Unrealized gain (loss) on investments	2	—	(8)	—
Net change in cumulative foreign currency translation adjustment	816	54	945	54
Comprehensive income (loss)	$4,236	$(10,958)	$10,976	$(9,764)

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

The calculations for basic and diluted net income per share were as follows:

	Three months ended		Nine months ended
	April 28,	April 29,	April 28,	April 29,
	2007	2006	2007	2006
	(in thousands, except per share data)
Numerator:
Numerator for basic and diluted income per share - net income (loss)	$3,418	$(11,012)	$10,039	$(9,818)

Denominator:
Denominator for basic income (loss) per share - weighted average common shares outstanding	25,350	2,331	17,576	1,991
Effect of dilutive shares
Stock options	1,249	—	1,317	—
Series A and C warrants	48	—	63	—
Conversion of preferred shares into common stock	—	—	5,683	—
Denominator for diluted net income (loss) per share – adjusted weighted-average common shares outstanding	26,647	2,331	24,639	1,991
Basic net income (loss) per share	$0.13	$(4.73)	$0.57	$(4.93)
Diluted net income (loss) per share	$0.13	$(4.73)	$0.41	$(4.93)

Diluted net income per share does not reflect the following weighted-average potential common shares as the exercise prices of such options were greater than the average fair value of the Company’s common stock during the respective periods, or the effect would have been anti-dilutive:

	Three months ended		Nine months ended
	April 28, 2007	April 29, 2006	April 28, 2007	April 29, 2006
	(in thousands)
Anti-dilutive conversion of preferred shares	—	15,618	—	14,787
Anti-dilutive unvested restricted common stock and exercise of options and warrants	—	1,659	—	1,481
Unvested common stock “out of money”	14	—	81	4
Total	14	17,277	81	16,272

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

Segment information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to stockholders. Operating segments are identified as components of an enterprise about which separate financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment. There were no significant tangible assets located or revenue generated outside of the U.S. as of April 28, 2007 or July 29, 2006.

3.  Inventories

Inventories consist of the following at:

	April 28, 2007	July 29, 2006
	(in thousands)
Raw materials	$11,305	$7,685
Work in process	1,884	1,276
Finished goods	3,667	2,740
	$16,856	$11,701

4.  Other Assets

Other assets consist of the following at:

	April 28, 2007	July 29, 2006
	(in thousands)
Deferred financing costs	$—	$1,916
Restricted cash	68	68
Other	206	25
	$274	$2,009

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

6.  Other Current Liabilities

Other current liabilities consist of $0 and $2,639,560 in deferred revenue at April 28, 2007 and July 29, 2006, respectively. The Company is required to determine whether delivery of each shipment has occurred, and the Company specifies delivery terms and assesses each shipment against those terms and only recognizes revenue when there is certainty that the delivery terms are met. The Company recorded deferred revenue of $2,639,560 as of July 29, 2006 for shipments when confirmation of delivery occurred after the end of the fiscal period.

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

The results of operations of Engana have been included in the Company’s condensed consolidated financial statements subsequent to the date of acquisition. The financial information in the table below summarizes the combined results of operations of us and Engana, on a pro forma basis, for the period prior to the acquisition as if the acquisition occurred at the beginning of the period presented:

Nine months ended
April 29, 2006
(in thousands, except per share data)
Total revenues	$46,491
Pro forma net loss	(857)
Pro forma net loss per share—basic and diluted	(0.43)
Reported net income	(9,818)
Reported net income per share—basic and diluted	(4.93)

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

8. Redeemable Convertible Preferred Stock

On November 1, 2006, the Company closed its initial public offering. Upon closing of the offering, all outstanding preferred shares converted to 16,444,407 shares of common stock, as follows:

	Outstanding Preferred Shares	As Converted into Common Stock
Series A	23,818,500	2,344,496
Series B	41,969,418	4,966,532
Series C	59,879,318	4,989,932
Series D	25,245,570	2,103,793
Series D–1	24,475,897	2,039,654
	175,388,703	16,444,407

Outstanding warrants for preferred stock on November 1, 2006 became exercisable for common stock as follows:

	Outstanding Preferred Shares	As Converted into Common Stock
Series A warrant	450,000	44,294
Series C warrants	587,769	48,979
	1,037,769	93,273

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

Stock incentive plan

In fiscal 2000, the Company adopted the 2000 Optium Corporation Stock Incentive Plan, as amended, (the “2000 Plan”) under which 3,457,073 shares of common stock were reserved for issuance. As of April 28, 2007, no shares are available for future grants under the 2000 Plan. Under the terms of the 2000 Plan, the Company could grant nonqualified or incentive stock options, restricted stock, or make awards of stock appreciation rights to directors, officers, employees, and consultants of the Company. Option grants under the 2000 Plan generally vest over four years and expire ten years from the date of grant.

Stock option transactions under the 2000 Plan for the nine months ended April 28, 2007 are summarized as follows:

	Number of Options	Range of Exercise Prices	Weighted Average Exercise Price
Balance—July 29, 2006	1,651,766	$0.48-10.92	$3.6692
Granted	188,924	$14.04-17.50	$14.9403
Forfeited	(24,904)	$0.48-17.50	$8.4981
Exercised	(30,732)	$0.48-10.92	$1.5364
Outstanding—April 28, 2007	1,785,054	$0.48-17.50	$4.8322
Options exercisable—April 28, 2007	920,521	$0.48- 14.28	$2.1487

During the nine months ended April 28, 2007 certain employees exercised options to purchase 30,732 shares of the Company’s common stock for proceeds of $47,217.

The weighted average remaining life of the options as of April 28, 2007 is 7.92 years.

The detail of the options exercisable as of April 28, 2007 is as follows:

Number of Options	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Life
675,826	$0.4800- 1.08	$0.6149	6.50
172,476	$2.4000- 5.76	$5.0886	8.65
68,748	$9.2400- 9.24	$9.2400	8.96
3,471	$14.2800-14.28	$14.2800	9.37

During the first quarter of fiscal year 2007, the Company adopted the 2006 Optium Corporation Stock Incentive Plan, as amended, (the “2006 Plan”) under which 283,333 shares of common stock have been reserved for issuance. The 2006 Plan provisions provide for an automatic increase at the beginning of every quarter of each fiscal year in the number of shares reserved and available for issuance under the plan by a number equal to 0.75% of the then outstanding number of shares of common stock. The 283,333 shares reserved does not include the additional 190,059 and 190,146 shares reserved as of the first day of the Company’s third and fourth quarter, respectively. Under the terms of the 2006 Plan, the Company may grant nonqualified or incentive stock options, restricted stock, or make awards of stock appreciation rights to directors, officers, employees, and consultants of the Company. The exercise price for grants shall be determined by the Board of Directors on the date of grant, but in no event shall the exercise price of incentive stock options be less than 100% of the fair market value of the common stock (110% for any incentive stock option granted to a person owning more than 10% of the total combined voting power of all classes of stock as determined by the Board of Directors on the date of grant). Option grants under the 2006 Plan generally vest over four years and expire ten years from the date of grant. As of April 28, 2007, 371,801 shares of common stock were granted under the 2006 Plan.

Stock option transactions under the 2006 Plan for the nine months ended April 28, 2007 are summarized as follows:

	Number of Options	Range of Exercise Prices	Weighted Average Exercise Price
Balance—July 29, 2006	—	—	—
Granted	371,801	$18.55-23.56	$20.8963
Forfeited	(5,710)	$19.87-21.34	$20.8783
Exercised	—	—	—
Outstanding— April 28, 2007	366,091	$18.55-23.56	$20.8961
Options exercisable— April 28, 2007	—	—	—

During the nine months ended April 28, 2007, 10 shares were gifted to an employee and the Company recognized compensation expense for the shares based on the fair market value of the stock at the date of grant.

The weighted average remaining life of the options as of April 28, 2007 is 9.83 years.

The following is the rollforward of the Company’s common stock and additional paid in capital (APIC) for the nine months ended April 28, 2007:

	Common Stock
	Shares	Par Value	APIC
		(in thousands)
Balance July 29, 2006	4,353,509	$—	$9,172
Exercise of employee stock options, gifted shares and fractional reverse split adjustment	30,701	—	47
Series A warrant exercise	36,789	—	—
Issuance of common stock for services	1,500		31
Issuance of common stock in initial public offering	5,980,000	1	93,211
Conversion of preferred stock upon initial public offering	16,444,407	1	87,172
Stock based compensation	—	—	732
Balance April 28, 2007	26,846,906	$2	$190,365

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

In relation to these amended stock options, the Company recorded deferred stock-based compensation of approximately $1.5 million in the balance sheet in addition to the approximately $125,000 in deferred stock-based compensation referenced above. The amount of additional deferred stock-based compensation for each amended stock option was calculated based upon the difference between the amended exercise price of $1.08 per share, $2.40 per share or $3.96 per share, as applicable, and $10.92 per share, the valuation by the Board of Directors of the per share fair value of our common stock as of the date of amendment of the stock options. The Company will amortize this additional deferred stock-based compensation expense over the vesting period of the applicable stock option grants, subject to adjustment for any stock options which are cancelled or accelerated. During the three months and nine months ended April 28, 2007, total stock-based compensation related to the revaluation and remeasurement of these grants was approximately $125,100 and $395,200.

Warrants issued to employees

On April 31, 2003, the Company issued 1,308,954 warrants with an exercise price of approximately $0.05 per share to purchase shares of the Company’s Series C preferred stock to officers and employees who invested in the Series B preferred stock offering in fiscal 2001. The warrants are immediately exercisable and expire on the earliest of termination of employment with the Company or January 31, 2013. The excess of the fair market value of the Series C preferred stock over the exercise price of approximately $195,900 was included in general and administrative expenses for the year ended August 2, 2003. During fiscal year 2004, the Company canceled 58,007 Series C warrants as a result of an employee termination and reduced its fiscal year 2004 salary expense by $8,680. During the year ended July 29, 2006, 663,178 warrants were exercised for 55,264 shares of common stock and proceeds of $33,398.

Warrants issued in connection with capital lease financing

On May 16, 2001, in connection with the closing of the capital lease line of credit (see Note 5), the Company issued a warrant to purchase 450,000 shares of Series A preferred stock at $0.33333 per share. The warrant vested immediately upon issuance and expires at the later of (i) ten years from the date of issuance or (ii) five years after the date of a qualified public offering of the Company’s common stock, as defined. The Company has reserved 450,000 shares of Series A preferred stock for issuance under the warrant agreement. The Company accounts for these warrants in accordance with APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The Company valued these warrants using the Black-Scholes option pricing model using the following assumptions: 80% volatility, 5.39% risk-free interest rate, 0.0% dividend yield, and a ten-year expected life, resulting in deferred financing costs of $125,336. Deferred financing costs are amortized to interest expense over the term of the debt using a method that approximates the interest method. In November 2006, these options were exercise in full pursuant to its cashless exercise provision and we issued 36,789 shares of common stock.

10. Income Taxes

At April 28, 2007, the Company has federal net operating loss (“NOL”) carry forwards of approximately $27 million which expire through July 2025. NOL carry forwards and credits are subject to review and possible adjustments by the Internal Revenue Service (“IRS”) and may be limited by the occurrence of certain events, including significant changes in ownership interests. The Company has performed an analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code has occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of the net operating loss carry forwards attributable to periods before the change. The review determined the Company has potential limitations related to approximately $2.0 million of the NOL carry forwards.

In connection with the acquisition of Engana Pty Limited, the Company acquired Australian NOL tax carry forwards and credits in the amount of approximately $4.8 million. These NOL carry forwards and credits are subject to review and possible adjustments by the Australian Taxation Office (“ATO”) and may be limited by the occurrence of certain events, including significant changes in ownership interests or significant changes in the business of the Company. This is a factual test that can only be determined in the year in which the NOL carry forward is sought to be utilized. There is no time limit on the use of Australian NOL carry forwards. The acquired net operating losses have been offset by a valuation allowance. Upon utilization of such NOL carry forwards, goodwill will be reduced.

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

For the nine months ended April 28, 2007, the Company has a current tax provision of approximately $654,000 for federal AMT and state income tax purposes.

11. Commitments and Contingencies

Litigation

On September 11, 2006, JDS Uniphase Corporation and EMCORE Corporation filed a complaint in the United States District Court for the Western District of Pennsylvania alleging that the Company’s 1550 nm HFC externally modulated transmitter, in addition to possibly “products as yet unidentified,” infringes on two U.S. patents. A hearing on patent claim construction for this case was held on May 31, 2006, the outcome of which is not yet known. Since discovery is currently in process, the Company is unable to determine the ultimate outcome of this litigation. On March 14, 2007, JDS Uniphase and EMCORE Corporation filed a second complaint in the United States District Court for the Western District of Pennsylvania alleging that the Company’s 1550 nm HFC quadratine amplitude modulated transmitter, in addition to possibly “products as yet unidentified,” infringes on another U.S. patent. Since discovery is currently in process, the Company is unable to determine the ultimate outcome of this second litigation.

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

Employment agreements

The Company has employment agreements with certain officers and key employees. According to the terms of the agreements, if there is a termination without cause, as defined, or, if following a change of control, for good reason, as defined, the Company must pay, depending on the agreement, severance pay of one to two years.

12. Major Customers

Accounts receivable potentially subject the Company to a concentration of credit risk. The Company currently derives its revenues from a variety of companies in many different geographic locations internationally and in the United States operating within the telecommunications and Cable TV industry.

Revenues from major customers during the three months and nine months ended April 28, 2007 comprising 10% or more of total revenues were as follows:

	Three months ended	Nine months ended
	April 28, 2007	April 28, 2007

Customer A	24%	26%
Customer B	21%	20%
Customer C	9%	13%

Accounts receivable from these three customers at April 28, 2007 represented 57% of total accounts receivable.

13. Related Party Transactions

During the three months and nine months ended April 28, 2007 and April 29, 2006, the Company paid Guy Gertel, a consultant for sales and marketing and who is the brother of the president and chief executive officer of the Company, $34,197 and $100,780 and $31,568 and $94,705, respectively, in cash compensation during such fiscal periods. In addition, during the three months and nine months ended April 28, 2007 and April 29, 2006, the Company granted, for no additional consideration, 1,500 and 6,250, respectively, shares of common stock with a fair market value of $31,275 and $33,750, respectively.

During the three months and nine months ended April 28, 2007, the Company used Gertel Asset Management, a company that provides private jet air transportation, for certain business travel by our executive officers and other employees. Eitan Gertel has an ownership interest in Gertel Asset Management. Payments to Gertel Asset Management by the Company were approximately $12,957 and $50,874, respectively, during such periods.

Amounts paid to related parties represented values considered fair and reasonable, reflective of an arm’s length transaction.

14. Subsequent Event

On May 15, 2007, the Company acquired Kailight Photonics, Inc. for $35 million in cash consideration. In addition, the Company issued option grants for an aggregate of 198,209 shares under its 2006 Plan in substitution for certain outstanding option grants from Kailight Photonics, Inc., as permitted by the 2006 Plan. No forfeitures from the substitute grants will be available for future grants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED APRIL 28, 2007

AND COMPARABLE PERIODS ENDED APRIL 29, 2006

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

Background

We were incorporated on September 8, 2000 and commenced operations in October 2000. In November 2000 and April 2001, we raised approximately $7.9 million through the issuance of shares of series A convertible preferred stock. In May, June and July of 2001, we raised approximately $35.7 million through the issuance of shares of series B convertible preferred stock. We completed another round of preferred stock financing in April 2003 in which we sold shares of series C senior convertible preferred stock for an aggregate purchase price of approximately $11.9 million. In May 2004 we raised approximately $10.3 million through the issuance of shares of series D senior convertible preferred stock, bringing total funds raised by us through preferred stock financings over the past nine years to approximately $65.9 million.

On November 1, 2006, we closed our initial public offering of 5.98 million shares of common stock at a price to the public of $17.50 per share, including the sale of 780,000 shares to cover underwriter over-allotments. Our common stock, quoted on the Nasdaq Global Market under the symbol “OPTM,” began trading on October 27, 2006. Cash proceeds to us, net of underwriter commissions of approximately $7.3 million and related offering expenses of approximately $4.1 million, totaled approximately $93.2 million, including approximately $1.9 million of offering expenses paid during fiscal year 2006. All outstanding preferred stock was converted to common stock upon the completion of the initial public offering.

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

Results of operations

Consolidated results of operations in dollars and as a percentage of revenues for the nine months and three months ended April 28, 2007 and April 29, 2006 were as follows:

	Nine months ended						Three months ended
	(in thousands, except percentages)						(in thousands, except percentages)
	(unaudited)						(unaudited)

	April 28,	% of	April 29,	% of		%	April 28,	% of	April 29,	% of		%
	2007	Revenue	2006	Revenue	Variance	Variance	2007	Revenue	2006	Revenue	Variance	Variance
Revenue	$98,696		$46,491		$52,205	112.3%	$34,547		$16,462		$18,085	109.9%
Cost of revenue	70,709	71.6%	35,636	76.7%	35,073	98.4%	25,190	72.9%	12,256	74.5%	12,934	105.5%
Gross profit	27,987	28.4%	10,855	23.3%	17,132	157.8%	9,357	27.1%	4,206	25.5%	5,151	122.5%
Operating expenses:
Research and product development	9,888	10.0%	5,979	12.9%	3,909	65.4%	3,379	9.8%	2,435	14.8%	944	38.8%
Acquired IPR&D	—	0.0%	11,187	24.1%	-11,187	-100.0%	—	0.0%	11,187	68.0%	-11,187	-100.0%
Selling, general and administrative	9,897	10.0%	3,571	7.7%	6,326	177.1%	3,711	10.7%	1,643	10.0%	2,068	125.9%
Total operating expenses	19,785	20.0%	20,737	44.6%	-952	-4.6%	7,090	20.5%	15,265	92.7%	-8,175	-53.6%

Income (loss) from operations	8,202	8.3%	(9,882)	-21.3%	18,084	-183.0%	2,267	6.6%	(11,059)	-67.2%	13,326	-120.5%
Interest and other income (expense), net	2,491	2.5%	108	0.2%	2,383	2206.5%	1,333	3.9%	68	0.4%	1,265	1860.3%
Income (loss) before income tax expense	10,693	10.8%	(9,774)	-21.0%	20,467	-209.4%	3,600	10.4%	(10,991)	-66.8%	14,591	-132.8%
Income tax expense	654	0.7%	44	0.1%	610	1386.4%	182	0.5%	21	0.1%	161	766.7%
Net income (loss)	$10,039	10.2%	$(9,818)	-21.1%	$19,857	-202.3%	$3,418	9.9%	$(11,012)	-66.9%	$14,430	-131.0%

Revenue

Total revenue increased 112.3% to approximately $98.7 million for the nine months ended April 28, 2007 from approximately $46.5 million for the nine months ended April 29, 2006. Total revenue increased 109.9% to approximately $34.5 million for the three months ended April 28, 2007 from approximately $16.5 million for the three months ended April 29, 2006. These increases in revenue are primarily attributable to an increase in sales of our 10 Gb/s transceivers of approximately $40.0 and $13.7 million, respectively, as well as an increase in sales supporting hybrid fiber coaxial network systems of approximately $11.0 and $3.4 million, respectively. Growth continues to be driven by increased volumes in Telecom, Fiber to the Home and Cable TV applications.

Our revenues continue to be driven by accelerating investment in bandwidth capacity expansion to support growing video transport traffic, including on-demand internet video, IPTV and expanded HD cable TV offerings, as well as G3+ and G4 cellular systems. In the three months ended April 28, 2007, we experienced softness in demand for our high-end 300 pin transceiver products and a significant increase in demand for our short reach XFP products. Our high-end 300 pin transceiver products carry significantly higher average selling prices than our short reach XFP. While not material to our total revenues, we also experienced increased revenue for our ROADM products during the period. We currently expect the softness in demand for high-end 300 pin transceivers to continue in the near term.

Gross profit

Gross profit increased 157.8% to approximately $28.0 million for the nine months ended April 28, 2007 from approximately $10.9 million for the nine months ended April 29, 2006. Gross profit increased 122.5% to approximately $9.4 million for the three months ended April 28, 2007 from approximately $4.2 million for the three months ended April 29, 2006. Gross profit percentages increased to 28.4% and 27.1% from 23.3% and 25.5% over the nine months and three months ended April 28, 2007, respectively, compared to the nine and three months ended April 29, 2006, respectively. The increase in gross profit for both the nine and three month periods ended April 28, 2007 was primarily attributable to unit volume increases with increased demand for our products and driving additional operational cost efficiencies. Additionally, for the nine month period ended April 28, 2007, there was a favorable product mix shift from lower margin short reach products to higher margin long reach products.

In the three months ended April 28, 2007, we experienced softness in demand for our high-end 300 pin transceiver products and a significant increase in demand for our short reach XFP products. Our high-end 300 pin transceiver products typically carry higher gross profit margins than our short reach XFP products and this change in demand negatively affected our total gross margin percentage for the three months ended April 29, 2007. We currently expect the softness in demand for high-end 300 pin products to continue in the near term.

Research and product development

Research and product development expenses increased 65.4% to approximately $9.9 million for the nine months ended April 28, 2007 from approximately $6.0 million for the nine months ended April 29, 2006. Research and product development expenses increased 38.8% to approximately $3.4 million for the three months ended April 28, 2007 from approximately $2.4 million for the three months ended April 29, 2006. The increase in research and product development cost is partially a result of our research and product development activities related to our Optium Australia operations from our acquisition of Engana on March 5, 2006. The nine and three months ended April 28, 2007 include approximately $3.1 million and $1.1 million, respectively, of research and development costs with respect to our ROADM development efforts. Additionally, research and product development costs increased as a result of our higher headcount and associated costs related to our decision to increase the number of engineering projects which will further expand our product portfolio. We expect these costs to continue to increase as we undertake additional research and development projects and utilize our newly-acquired Kailight Photonics engineering group, both of which are expected to continue to expand our product suite. In general we expect our research and development expenses to increase as our revenues increase and we target research and development expenses to range between 10% and 12% of revenues in a particular period.

Acquired in-process research and development

Acquired in-process research and development costs decreased to $0 from approximately $11.2 million for the three months and nine months ended April 28, 2007 and April 29, 2006, respectively, due to our acquisition of Engana during the three months ended April 29, 2006. Acquired in-process research and development represents the value assigned in a business combination to research and development project of the acquired business that were commenced, but not completed, at the date of acquisition, for which technological feasibility has not been established, and which have no alternative future use in research and development activities or otherwise. We expect to incur acquired research and development expense in the fiscal quarter ending July 28, 2007 as the result of our acquisition of Kailight Photonics during the quarter.

Selling, general and administrative

Selling, general and administrative expenses increased 177.1% to approximately $9.9 million for the nine months ended April 28, 2007 from approximately $3.6 million for the nine months ended April 29, 2006. Selling, general and administrative expenses increased 125.9% to approximately $3.7 million for the three months ended April 28, 2007 from approximately $1.6 million for the three months ended April 29, 2006. The Company experienced increased costs for the additional infrastructure necessary to support our revenue growth. These costs included increased labor costs as a result of additional headcount and additional legal and other professional fees. Additionally, during the nine months ended April 28, 2007, we incurred $0.9 million in stock-based compensation primarily related to the adoption of SFAS 123(R) and $0.6 million related to duplicate facility costs as we relocate our operations to a new leased facility. Our selling, general and administrative costs also increased during the nine months ended April 28, 2007 as a result of the additional costs of being a publicly-traded company, including the costs of compliance with the Sarbanes-Oxley Act of 2002 and certain professional fees for corporate governance. We expect these costs to continue to increase as we continue our compliance efforts and integrate our newly-acquired Kailight Photonics administrative functions. During the period we also incurred additional legal fees as the result of being a publicly-traded company and as a result of litigation matters commenced in the period.

Interest and other income (expense), net

Interest and other income (expense), net, increased to approximately $2.5 million and $1.3 million for the nine months and three months ended April 28, 2007, respectively, from approximately $108,000 and $68,000 for the nine months and three months ended April 29, 2006, respectively. The increase was due to additional cash and cash equivalents and short-term investments as a result of the proceeds of our initial public offering. We expect our interest income to decrease in the future as the result of $35 million cash purchase price paid, plus expenses, in our acquisition of Kailight Photonics.

Income tax expense

Income tax expense was approximately $654,000 and $182,000 for the nine months and three months ended April 28, 2007, respectively, compared to approximately $44,000 and $21,000 for the nine months and three months ended April 29, 2006, respectively. The Company’s overall effective tax rate was approximately 7% and 2% in the nine month periods ended April 28, 2007 and April 29, 2006, respectively. Income tax expense will continue to increase as our profits increase.

The valuation allowance related to the US NOL is currently approximately $11 million. There are several criteria that are used to determine when a valuation reserve is no longer needed. We continue to evaluate the appropriateness of the reserve. If we determine that the reserve is no longer appropriate, we will be required to record a deferred tax asset equal to the tax effect of our then current amount of NOL carryforwards. The recognition of a deferred tax asset will in the future result in our U.S. GAAP effective tax rate for an applicable period to exceed our actual cash tax rate for the period, as long as we remain able to utilize our NOL carryforwards to reduce our actual cash tax rate.

Net income

Net income increased 202.3% to approximately $10.0 million for the nine months ended April 28, 2007 from a net loss of approximately $9.8 million for the nine months ended April 29, 2006. Net income increased 131.0% to approximately $3.4 million for the three months ended April 28, 2007 from a net loss of approximately $11.0 million for the three months ended April 29, 2006. As a percentage of sales, net income was approximately 10.2% and 9.9% during the nine months and three months ended April 28, 2007, respectively, as compared to 21.1% and 66.9% in the nine months and three months ended April 29, 2006, respectively. The changes are primarily attributable to the factors described above.

Liquidity and Capital Resources

Operating activities

Net cash used in operating activities was approximately $10,000 for the nine months ended April 28, 2007 and net cash provided by operating activities for the nine months ended April 29, 2006 was approximately $468,000. Net cash used in operating activities for the nine months ended April 28, 2007 primarily resulted from period to date net income of approximately $10.0 million offset by increases in accounts receivables of approximately $7.8 million and inventories of approximately $5.1 million.

Investing activities

Net cash used in investing activities was approximately $27.1 million for the nine months ended April 28, 2007 and net cash provided by investing activities during the nine months ended April 29, 2006 was approximately $2.4 million. Net cash used in investing activities for the nine months ended April 28, 2007 was primarily related to purchasing marketable securities as part of our investing a portion of the initial public offering proceeds. Net cash provided by investing activities for the nine months ended April 29, 2006 was primarily related to our acquisition of Engana. Subsequent to April 28, 2007, the Company acquired Kailight Photonics for $35 million in cash consideration.

Financing activities

Net cash provided by financing activities was approximately $94.8 million for the nine months ended April 28, 2007 and approximately $96,000 for the nine months ended April 29, 2006. Net cash provided by financing activities for the nine months ended April 28, 2007 was primarily related to the proceeds from our initial public offering. Net cash provided by financing activities for the nine months ended April 29, 2006 related to proceeds from the exercise of employee stock options.

Sources of cash

On November 1, 2006, we closed our initial public offering of 5.2 million shares of common stock at a price to the public of $17.50 per share as well as the sale of an additional 780,000 shares to cover underwriter over-allotments. Our common stock, quoted on the Nasdaq Global Market under the symbol “OPTM,” began trading on October 27, 2006. Cash proceeds to us, net of underwriter commissions of approximately $7.3 million and related offering expenses of approximately $4.1 million, totaled approximately $93.2 million. All preferred stock outstanding at November 1, 2006 was converted to common stock upon the completion of the initial public offering.

Prior to our public offering of common stock, we had financed our operations primarily through internally generated cash flows, our lines of credit and the issuance of preferred stock. As of April 28, 2007 we had cash and cash equivalents of $78.0 million, short term investments of $23.2 million and accounts receivable of approximately $26.9 million and no debt.

We believe our existing cash and cash equivalents and our expected cash flows from operating activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital requirements will depend on many factors, including the rate of our revenue growth, the introduction and acceptance of new products, and the expansion of our sales and marketing and research and development activities. To the extent that our cash and cash equivalents, cash flows from operating activities, and net proceeds of our initial public offering are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings.

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

We place our cash investments with high credit-quality financial institutions and currently invest primarily in money market funds placed with major banks and financial institutions, auction rate securities, corporate paper and United States government and United States government corporation and agency obligations and/or mutual funds investing in the like. We have investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. As of April 28, 2007, our cash and cash equivalents totaled approximately $78,042,000 and we had short-term investments totaling approximately $23,170,000. If, during the nine month period ended April 28, 2007, average short-term interest rates increase or decrease by 50 basis points, our projected interest income from cash and cash equivalents and short-term investments would increase or decrease by approximately $375,000.

Due to the short-term nature of our cash and cash equivalents, the carrying value approximates market value and are not generally subject to price risk due to fluctuations in interest rates. Our short-term investments are subject to price risk due to fluctuations in interest rates. Neither a 10% increase nor decrease in prices would have a material effect on our consolidated financial statements. All short-term investments are considered to be available-for-sale, accounted for at fair value, with resulting unrealized gains or losses reported as a separate component of shareholders’ equity. If these available-for-sale securities experience declines in fair value that are considered other-than-temporary, an additional loss would be reflected in net income (loss) in the period when the subsequent impairment becomes apparent.

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

Our subsidiaries Optium Australia and Kailight Photonics Ltd. are located in Sydney, Australia and Nes Ziona, Israel, respectively. Due to the relative low volume of payments made by us through these subsidiaries, and the fact we intend that all of our sales will continue to be made in U.S. dollars, we do not believe that we have significant exposure to foreign currency exchange risks. We currently do not use derivative financial instruments to mitigate this exposure. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in future years

ITEM 4. CONTROLS AND PROCEDURES

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

On September 11, 2006, JDS Uniphase Corporation and EMCORE Corporation filed a complaint in the United States District Court for the Western District of Pennsylvania alleging that the Company’s 1550 nm HFC externally modulated transmitter, in addition to possibly “products as yet unidentified,” infringes on two U.S. patents. A hearing on patent claim construction for this case was held on May 31, 2006, the outcome of which is not yet known. Since discovery is currently in process, the Company is unable to determine the ultimate outcome of this litigation. On March 14, 2007, JDS Uniphase and EMCORE Corporation filed a second complaint in the United States District Court for the Western District of Pennsylvania alleging that the Company’s 1550 nm HFC quadratine amplitude modulated transmitter, in addition to possibly “products as yet unidentified,” infringes on another U.S. patent. Since discovery is currently in process, the Company is unable to determine the ultimate outcome of this second litigation. During the fiscal year ended July 29, 2006 and the nine months ended April 28, 2007, sales of our 1550 nm HFC externally modulated transmitter and our 1550 nm HFC quadratine amplitude modulated transmitters, together, represented less than 5% of our revenues. The plaintiffs are seeking for the court to declare that we have willfully infringed on such patents and to be awarded up to three times the amount of any compensatory damages found, if any, plus any other damages and costs incurred. We intend to vigorously defend the claims asserted against us and we believe that we have meritorious defenses.

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

We depend on a limited number of suppliers of components used to manufacture certain of our products. A small number of these suppliers are sole sources. We typically have not entered into long-term agreements with our suppliers and, therefore, these suppliers generally may stop supplying materials and equipment at any time. The reliance on a sole supplier or limited number of suppliers could result in delivery problems, reduced control over product pricing and quality, and an inability to identify and qualify another supplier in a timely manner. Recently, demand for components has rapidly increased and we rely on our suppliers to ramp production to meet our demand. Any supply deficiencies relating to the quality or quantities of components we use to manufacture our products could adversely affect our ability to fulfill customer orders or our financial results of operations.

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

We are subject to a number of special risks with respect to our Optium Australia DWP ROADM operations.

Our future results of operations will be substantially influenced by the success of our DWP ROADM product line, and we are subject to a number of risks and uncertainties in this regard, including the following:

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

•                  We are ramping the capacity of the production line for our DWP ROADMs at our Optium Australia facility in Sydney, Australia. Any delay in the production line being able to provide commercial volumes in the quantities anticipated would delay and could limit our ability to realize the full benefit of the commercialization of our DWP ROADMs, which would negatively affect our revenues and competitive position. In addition, a failure to achieve manufacturing yields from such production line comparable to the yields obtained at our Horsham, Pennsylvania facility would negatively impact our margins and operating results.

We are subject to a number of special risks as a result of our recent acquisition of Kailight Photonics.

In May 2007, we acquired Kailight Photonics, Inc. of Nes Ziona, Israel, a developer of 40 Gb/s transceivers and related technologies. Our future results of operations will be substantially influenced by the operations of this new business, and we are subject to a number of risks and uncertainties related to this acquisition, including the following:

•                  In the near term, we are expecting that our 40 Gb/s products will become key components of next generation network systems demanded by the market. We acquired Kailight Photonics, in part, based upon this expectation. Any delay by network systems vendors in including our 40 Gb/s products  in their network systems from the timetable we expect, or any decision by such vendors not to include our 40 Gb/s products  in amounts we expect, would significantly alter our near term prospects for growth and harm our business and financial condition.

•                  We are establishing a production line for our 40 Gb/s products  at our Horsham, Pennsylvania headquarters. Any delay in the production line being able to produce commercial volumes in the quantities anticipated would delay our ability to commercialize our 40 Gb/s products , which would negatively affect our revenues and competitive position. In addition, a failure to achieve manufacturing yields from such production line comparable to the yields obtained with respect to our 10 Gb/s products would negatively impact our margins and operating results.

•                  The integration of the products and technology we acquired as part of our acquisition of Kailight Photonics with our products and technology and the coordination of the manufacturing operations for such products will be complex, time-consuming and expensive. The execution of these activities could potentially disrupt our ongoing business operations and distract management from day-to-day operational matters, as well as other strategic opportunities, and could strain our financial and managerial controls and reporting systems and procedures. In addition, unanticipated costs could arise during the integration of the products and manufacturing operations. If we are unable to successfully integrate these products and technology with our products and technology, or if actual integration and manufacturing costs are significantly greater than currently anticipated, we may not achieve the anticipated benefits of the acquisition and our revenues and operating results could be adversely affected.

•                  Immediately prior to the acquisition, Kailight Photonics was engaged in an ongoing research and development project related to 40 Gb/s technology. We may not be able to successfully complete this project, and our inability to do so could prevent us from achieving some of the strategic objectives and other anticipated potential benefits of the acquisition, and could have a material adverse effect on our revenues and operating results.

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

Historically, we have generated most of our revenues from a limited number of end customers. For example, in the three months ended April 28, 2007 and April 29, 2006, we generated 65.4% and 72.9%, respectively, of our revenues from our three largest end customers during those periods. We may not be able to offset any decline in revenues from our existing major customers with revenues from new customers and our quarterly results may be volatile because we are dependent on large orders from these customers that may be reduced or delayed. Our dependence on a limited number of customers is due to the fact that the network systems industry is dominated by a small number of large companies, and the industry continues to consolidate, as with the recent mergers of Cisco Systems and Scientific Atlanta, Ericsson and Marconi, Lucent and Alcatel and the network divisions of Siemens and Nokia. Similarly, our customers depend primarily on a limited number of major carrier customers to purchase their network systems products that incorporate our optical subsystems. Many major telecommunication services providers are experiencing losses from operations. The further consolidation of the industry, coupled with potential declining revenues from our major customers, may have a material adverse impact on our business.

Our success will depend on our ability to quickly adjust to changes in customer demand and lead times.

Our industry is characterized by rapidly shifting demand among various product types and requests for shorter manufacturing lead times as our customers respond to market trends.  As a result, forecasts from our customers may not provide us with sufficient visibility into the breakdown of long-term demand.  If we are not able to quickly adjust to shifting demand among various product types or meet the required lead times of our customers, our business could be significantly harmed.  Further, lower visibility could cause our results to materially differ quarter to quarter.

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

In recent years, we have experienced significant growth through among other things, internal expansion programs, product development and our acquisitions of Engana, now Optium Australia, and Kailight Photonics. We currently anticipate continued growth. In connection with this growth, we will be required to expand our manufacturing operations, including hiring new personnel, purchasing additional equipment, leasing or purchasing additional facilities and developing the management infrastructure to manage any such expansion. If we fail to secure these expansion requirements and /or manage our future growth effectively, in particular during periods of industry uncertainty, our business could suffer.

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

All sales of our products are made in United States dollars. Nevertheless, most of our suppliers to our subsidiaries Optium Australia and Kailight Photonics are paid in Australian dollars and Israeli sheckels, respectively. In addition, all employee and other local expenses of Optium Australia and Kailight Photonics are paid in Australian dollars and Israeli sheckels, respectively. This exposes us to foreign currency exchange rate risks. If the value of the Australian dollar and/or Israeli sheckel relative to the United States dollar rises, these expenses of Optium Australia and/or Kailight Photonics, as applicable, will correspondingly increase. If the relative value of the Australian dollar and/or Israeli sheckel increases significantly, our expenses would increase and our results of operations could be harmed. We currently do not use derivative financial instruments to mitigate this exposure. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in future periods.

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

Our competitive position is driven in part by our intellectual property and other proprietary rights. Third parties, however, may claim that we or our products or operations are infringing their intellectual property rights, and we may be unaware of intellectual property rights of others that may cover some of our assets, technology and products. In that regard, JDS Uniphase Corporation and EMCORE Corporation filed a complaint on September 11, 2006 alleging that our 1550 nm HFC externally modulated transmitter, in addition to possibly “products as yet unidentified,” infringes on two U.S. patents.  On March 14, 2007, JDS Uniphase and EMCORE Corporation filed a second complaint in the United States District Court for the Western District of Pennsylvania alleging that the Company’s 1550 nm HFC quadratine amplitude modulated transmitter, in additiona to possibly “products as yet unidentified”,  infringes on another U.S. patent. The plaintiffs in both cases are seeking for the court to declare that we have willfully infringed on such patents and to be awarded up to three times the amount of any compensatory damages found, if any, plus any other damages or costs incurred. Any litigation regarding patents, trademarks, copyrights or other intellectual property rights, even those without merit, could be costly and time consuming, and divert our management and key personnel from operating our business. The complexity of the technology involved and inherent uncertainty and cost of intellectual property litigation increases our risks. If any third party has a meritorious or successful claim that we are infringing its intellectual property rights, we may be forced to change our products or manufacturing processes, which may be costly or impractical. This also may require us to stop selling our products as currently engineered, which could harm our competitive position. We also may be subject to significant damages or injunctions that prevent the further development of certain of our products or services.

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

We derive, and expect to continue to derive, a significant portion of our revenue from international sales in various markets. In addition, we have operations in Sydney, Australia and Nes Ziona, Israel. Our international revenue and operations are subject to a number of material risks, including, but not limited to:

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

As of April 28, 2007 we have net operating loss, or NOL, carryforwards of approximately $27 million for federal and state income tax purposes expiring through fiscal year ending July 2025. These net operating loss carryforwards represent an asset to us to the extent they can be utilized to reduce cash income tax payments expected in the future. Utilization of our net operating loss carryforwards depends on the timing and amount of taxable income earned by us in the future, which we are unable to predict. We have performed an analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code has occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of the net operating loss carryforwards attributable to periods before the change. The review determined we have limitations related to approximately $2.0 million of the NOL carryforwards.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time.   Lock-up agreements covering approximately 19.3 million shares of our outstanding common stock entered into in connection with our initial public offering expired in April 2007.  These shares are able to be sold, subject to any applicable volume limitations under federal securities laws, at any time.  These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

In addition, as of June 1, 2007 there were 48,979 shares subject to outstanding warrants and 2,370,063 shares subject to outstanding options, and additional shares will be available for issuance under our stock option plans. These shares are eligible for sale in the public market to the extent permitted by any applicable vesting requirements. Moreover  holders who, at the time of our initial public offering, held an aggregate of approximately 17 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our employee benefit plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject in certain cases to applicable volume limitations.

Our directors, management and entities associated with them will exercise significant control over our company, which will limit your ability to influence corporate matters.

Our executive officers and directors and entities associated with them collectively beneficially own approximately 52.3% of our outstanding common stock as of June 1, 2007. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might negatively affect the market price of our common stock.

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

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

None.

ITEM 6. Exhibits

(a)   Exhibit Index.

4.1*	Israeli Addendum to 2006 Stock Option and Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed and incorporated by reference from the registrant’s Form 8-K filed June 5, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIUM CORPORATION.

Dated:	June 11, 2007	/s/ Eitan Gertel
Eitan Gertel
President and Chief Executive Officer

Dated:	June 11, 2007	/s/ David Renner
David Renner
Vice President of Finance and
Chief Financial Officer