Form 10-K
period 2007-07-28
OPTIUM CORP
filed 2007-10-24
CIK 1219169

Use these links to rapidly review the document
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 28, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-33109

OPTIUM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction Incorporation or organization)	59-3684497 (I.R.S. Employer Identification No.)
200 Precision Road Horsham PA (Address of principal executive offices)	19044 (Zip Code)
(267) 803-3800 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.0001 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

        Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

        Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐ No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 27, 2007 (the last business day of the Registrant's most recently completed second fiscal quarter), computed by reference to $24.54, the price at which the stock was last sold in the second fiscal quarter, was approximately $332,851,799.

        As of October 19, 2007, the Registrant had 25,437,556 shares of Common Stock outstanding. This number excluded 1,494,085 shares held by the Registrant as treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive Proxy Statement to be filed no later than November 25, 2007 in connection with the 2007 Annual Meeting of Stockholders to be held on December 17, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Information Concerning Forward-Looking Statements

        The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by us or on our behalf. We and our representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission, reports to our shareholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, all forward-looking statements must be evaluated with the understanding of their inherent uncertainty.

        Certain factors that could cause actual results to differ from those projected are discussed herein under the caption "Item 1A. Risk Factors."

Item 1.    Business

Overview

        We are a leading designer and manufacturer of high-performance optical subsystems for use in the core to the edge of telecommunications and cable TV network systems. Since our founding in 2000, we have developed or acquired proprietary technology and products that enable transmission and switching functionality for high-bandwidth, intelligent optical networking applications. We supply an extensive suite of optical subsystems, including 10Gb/s and 40Gb/s transceivers, cable TV and fiber to the home, or FTTH, transmitters, analog RF over fiber products, line cards, circuit packs and our technologically innovative wavelength selective switch reconfigurable optical add/drop multiplexer products, or WSS ROADMs. Our optical subsystems are used in network systems that deliver voice, video and other data services for consumers and enterprises that are delivered in the long haul, metropolitan and access segments, referred to as the core to the edge, of telecommunications and cable TV networks. Our customers are network systems vendors whose customers include wireline and wireless telecommunications service providers and cable TV operators, collectively referred to as carriers. Our end customers purchase our products directly and through contract manufacturers.

        Increases in network traffic volume, driven by the proliferation of enhanced video and voice applications delivered over internet protocol, or IP, networks have resulted in deeper penetration of fiber optics into the edge of networks, higher network capacity utilization and the need for additional and flexible ways to manage bandwidth capacity. To address these trends, carriers are investing significant capital to enhance the capabilities of their networks and upgrade to new high-bandwidth IP networks. Optical subsystems provide critical transmission, reception and switching functions necessary to significantly increase the capacity, bandwidth efficiency and manageability of carrier networks. Our products support or provide the highest data rates commercially used in carrier networks. We have focused on 10Gb/s and 40Gb/s transceivers, ROADMs and cable TV and FTTH transmitters because we believe these are some of the fastest growing segments of the optical communications market.

        We believe that we have a fundamentally different product design approach from that of our competitors, allowing us to achieve mass customization of our products using common hardware platforms and customized embedded software. By designing and manufacturing our optical subsystems in-house and by using customized embedded software combined with a limited number of common hardware platforms, instead of customized hardware, in the manufacture of our products, we believe that we are able to offer our customers products with high performance and functionality, while reducing our costs and product development cycle times. We also have implemented several unique automated and semi-automated manufacturing systems and processes designed to further improve our manufacturing yields and produce higher volumes of products than generally possible using manual production techniques. We combine these unique manufacturing approaches with external sourcing of basic optical components rather than owning expensive fabrication facilities, which we believe significantly reduces our fixed costs while providing us flexibility to source best-in-class components from third parties and to offer multiple solutions across multiple product lines.

        We believe our optical subsystems enable our customers to shorten product development cycles because our in-house design and manufacturing operations allow us to more quickly deliver customized optical subsystems for inclusion in network systems. We also believe customization of the features provided by our products primarily through modification of embedded software rather than through customized hardware allows our customers to add additional product features, such as enhanced signal monitoring and alarming, to their network systems more readily than through customized hardware. We believe this will allow carriers to support high-bandwidth applications at significantly lower operating costs, while simplifying network reconfiguration, improving reliability and enabling greater network functionality. In addition, we believe that network systems vendors are increasing their focus on providing higher value-added solutions, services and software to their carrier customers and de-emphasizing their optical hardware manufacturing efforts. We believe that we are well positioned to capitalize on the hardware design and manufacturing opportunities created by this shift and to enhance our position as a supplier of high-performance optical subsystems to network systems vendors.

        Since our founding in 2000, we have developed customer relationships with many of the leading global network systems vendors, including Alcatel-Lucent, Cisco Systems (primarily Scientific-Atlanta), Ericsson, Nokia Siemens Networks and Tellabs.

Industry Background

        Significant changes have taken place within the optical networking equipment industry since 2000, when bandwidth overcapacity resulted in decreased capital spending on optical components and subsystems by several carriers for a number of years thereafter. However, increases in network traffic volume over the last four years, driven by the proliferation of enhanced voice and video applications delivered over IP networks, have resulted in higher network utilization and the need for additional bandwidth capacity from the core to the edge of carrier networks.

        Telecommunications service providers currently operate and manage separate and independent networks, the public switched telephone network, or PSTN, and IP networks, also referred to as the Internet. In order to reduce costs and generate new revenue opportunities, both telecommunications service providers and cable TV operators are developing and deploying a single, converged IP network capable of offering voice, video and data services. These next generation high-bandwidth converged IP networks are being designed to scale with voice, video and data traffic volume growth, simplify network management and offer increased levels of service and enhanced content to consumers and enterprises. As a result of rapidly increasing network traffic volume, carriers have turned to network systems vendors for solutions that will significantly increase the capacity, bandwidth efficiency and manageability of their networks. Optical subsystems provide critical transmission, reception and switching functions for the network systems that provide these solutions. To address this challenge, carriers have adopted network systems that support transmission rates of ten gigabits per second or 10Gb/s, and are deploying new technologies that provide increased capacity, such as 40Gb/s transceivers and line cards, as well as new technologies that enable enhanced bandwidth efficiency and manageability, such as ROADMs.

        As carriers are increasingly shifting their focus to providing value-added services and away from providing raw data transport products, network systems vendors are increasingly focused on emphasizing the software and services aspects of their businesses to help facilitate these value-added offerings. As a result, network systems vendors are looking to optical subsystem suppliers like us to drive an increasing amount of innovation in network systems hardware development.

        We believe many leading optical subsystem suppliers have had difficulty rationalizing acquired operations while at the same time maintaining high product quality and customer service levels. Many competing suppliers have focused their efforts on reducing costs, standardizing products, and outsourcing production operations to contract manufacturers in locations with lower labor costs. While industry standards, such as multi-service agreements, or MSAs, have standardized certain aspects of high-performance optical subsystems, there are currently no MSA standards for the ROADM and cable TV products we sell. In addition, MSA standards do not limit a network system vendor from requiring a significant amount of customization to differentiate their offerings by optimizing optical subsystems to meet the requirements of next generation, high-bandwidth converged IP networks. For example, high performance products such as 10Gb/s tunable transceivers continue to require a high amount of manufacturer customization. We customize our products primarily through the modification of embedded software. As a result of our method of product customization, we believe that we are able to compete by delivering products with faster cycle times and high performance, functionality and features. While most of the functionality and features provided by our products could be provided through hardware customization, we believe that such a customization method is less efficient and, because of unit size limitations, hardware customization in some cases would require multiple units to provide the same level of functionality. As a result, we believe competing optical subsystem suppliers have limited ability to address the increasingly complex needs of network systems vendors and their carrier customers efficiently, as they deploy next-generation high-bandwidth agile optical networks.

Our Competitive Strengths

        We believe that our success is a result of our ability to quickly and effectively produce customized optical subsystems for our customers at the best value through the use of common hardware platforms and customized embedded software coupled with highly-integrated best-in-class engineering, operations and manufacturing capabilities.

        Key attributes of our competitive strengths include:

  •
  High-performance, technologically advanced optical transmission solutions.    Our focus is on providing a suite of high-performance, technologically advanced, customizable, configurable, optical subsystems to network systems vendors. We design our products to provide best-in-class performance and functionality, while remaining both space- and power-efficient. Furthermore, our optical subsystems are designed to support the evolving requirements of network systems, such as an increased number of wavelengths to support increased traffic volume as it is introduced into a network.

  •
  Broad and strategic product lines.    Our optical subsystems are designed to support the evolving requirements of network systems for both the telecommunications and cable TV markets. In addition, our product lines address what we believe to be some of the fastest growing segments of the optical communications markets, namely, 10Gb/s and 40Gb/s transceivers, ROADMs and cable TV transmitters. We provide a full complement of optical cable TV transmitters and receivers for cable TV operators. Our 10Gb/s product line offers multiple configurations of C- and L-Band tunable transceivers and XFP pluggable transceivers. In addition, we continue to make significant investments to expand our product line to cover emerging high-growth products, such as our 40Gb/s product line, which includes unique transceiver solutions for both client and line side applications, and our ROADM product lines, which includes our next generation WSS and customized circuit pack designs. We believe our diverse product lines will continue to be an important factor in gaining new customers and winning additional business with our customers.

  •
  Proprietary and leading technology.    We believe that our technologically advanced FTTH transmitters and our WSS ROADM provide unique and significantly greater functionality relative to those of our competitors. Our FTTH transmitters enable throughput capacities significantly in excess of what we believe are provided by our competitors' products. Higher throughput capacity enables each of our FTTH transmitters to service more homes with each fiber optic link enabling telecommunication service providers to reduce costs, expedite deployment and provide new services. We believe that ROADMs will be key components of next generation network systems designed to allow carriers to improve the data capacity and the bandwidth efficiency of their networks. Our technologically innovative WSS ROADM provides unique functionalities, such as mixed channel planning and drop and continue, which is the ability to switch a wavelength off of a fiber optic link while simultaneously continuing the same wavelength along the original link for broadcast applications. We believe that our ROADM technology platform will allow network systems vendors to reconfigure previously deployed network systems to enable new services and address increased bandwidth requirements through remotely-delivered software upgrades, thereby driving greater upfront and ongoing operating cost savings for their carrier customers. Our 40Gb/s client and line side solutions are available in a 300 pin transceiver form, offering our customers significant flexibility over traditional full line card solutions. Our current 40Gb/s transceiver products support several modulation formats, including NRZ, Duo-Binary and DPSK and have optional polarization mode dispersion, or PMD, compensation. Our 40Gb/s product development roadmap includes additions to our unique, integrated solution for PMD compensation and the advanced DQPSK modulation format.

  •
  Mass customization of products.    We are focused on delivering highly customizable products in a cost-effective manner. We customize our products to deliver application-specific functionalities that our customers seek primarily by modifying the embedded software in our products. We believe that our ability to deliver products customized to customer specifications through embedded software rather than through the inclusion of additional hardware minimizes unnecessary or redundant functionalities. Our embedded software approach to product customization allows us to add functionality to our products as needed in an efficient manner. We also believe that our productivity as measured by revenue per employee is significantly in excess of that of our competitors and illustrates the benefits of our model of product customization primarily through the use of embedded software.

  •
  Integrated in-house design, manufacturing and testing capabilities.    Our facilities have integrated in-house design, manufacturing and testing capabilities. By integrating and locating these processes together at our facilities, we believe that we can offer to our customers a reduction of up to six weeks in cycle time from product design, customization and development to delivery as opposed to outsourced or relocated manufacturing operations in locations with low labor costs. We also design our products utilizing common hardware platforms and employ unique automated and semi-automated manufacturing and testing processes to further improve our efficiencies. We believe our integrated model of in-house design, manufacturing and testing and our unique manufacturing processes contribute to our 10Gb/s and cable TV product first-pass yield, meaning the percentage of our products that pass through our automated final testing process the first time without requiring re-manufacture, of more than 90%.

  •
  Design-driven cost efficiency.    Our industry is characterized by significant and continuous pressure to reduce product selling prices while maintaining high performance and functionality. Our mass customization approach and ability to develop high-performance products from cost effective best-in-class components from multiple suppliers is primarily achieved through our innovative design capabilities. In addition, we are able to further reduce costs by employing a high level of automation in our manufacturing process, as well as maintaining in-house control over all elements of our product development cycle. As a result of our emphasis on constant process and design improvements, we are able to achieve our low cost of operations. We believe that our processes allow us to deliver products at prices comparable to or better than our competitors who rely on manufacturing locations with low labor costs to produce their hardware. We believe that reliance on such manufacturing locations results in lower product yields, as well as longer product development cycles and product delivery lead times. We believe that our in-house design, manufacturing and testing processes provide us with a more sustainable cost advantage.

  •
  Best-in-class engineering and manufacturing capabilities.    Our research and development team includes leading engineers specializing in optical subsystem design and manufacturing. Our engineers have significant experience across multiple segments of the optical networking equipment industry. During the past five years, our team has developed several sophisticated design and manufacturing methods and processes, as well as proprietary technologies that we believe have provided us with significant advantages over our competitors.

Our Strategy

        Our goal is to be the leading supplier of core to the edge high-performance optical subsystems. Key elements of our strategy to achieve this objective include:

  •
  Continued increase in our strategic value to our customers.    Network systems vendors are increasing their focus on providing higher value-added solutions, services and software to their carrier customers while de-emphasizing their optical hardware manufacturing efforts. We believe that we are well positioned to capitalize on the opportunities created by this shift and intend to utilize our engineering expertise and competitive lead times to design and manufacture more complex and integrated optical subsystems. We believe that the depth of our customer relationships enables us to better understand the most complex needs of our customers and to design our products accordingly. We believe that this expansion will allow us to become a more critical and valuable supplier to our customers through our ability to offer our products on a product-by-product basis or together as more complex and integrated subsystems.

  •
  Focus on deeper customer engagements, expand our customer base and increase our share at existing customers.    We believe that our research and development capabilities, customer support and consultation, and technology differentiation is critical to success in our industry. Our products, processes and employees are focused on addressing the most technically complex challenges facing our customers. We believe that such a consultative approach as part of our customers' product development processes will enable us to broaden the scope of our customer engagements and result in stronger customer relationships. We intend to continue to address their most technically complex challenges through further integration into their system development process by introducing advanced technologies, such as our unique WSS ROADM and our 40Gb/s solutions, to gain additional share at customers across all our product lines. We are working to build on our proven ability to provide high-performance customized cable TV transmission solutions to a single customer through expansion of our cable TV customer base. We are also working to further diversify our customer base geographically, by adding additional sales and technical support staff and resources, particularly for the Asian market.

  •
  Focus on product customization through embedded software.    We believe that our embedded software-based approach to product customization represents the best practice model in our industry because it enables us to produce multiple product functionalities using common hardware platforms. We believe that our competitors require multiple hardware platforms to replicate the same product functionality. We believe that our approach results in increased efficiency and profits and will allow us to integrate additional functionality into our optical subsystems. We intend to continue to utilize our proprietary embedded software product strategy in all of our future initiatives.

  •
  Continue to invest in and enhance research and development.    Our significant investment in research and development to-date has allowed us to develop proprietary products, such as our FTTH transmitters and WSS ROADM products, and extensive process expertise. In addition, we have also developed sophisticated expertise related to electronic circuitry and embedded software used in our products. We plan to continue to invest and support our research and development efforts.

  •
  Continue to optimize our cycle times.    We intend to leverage our integrated in-house design, manufacturing and testing abilities to continue to minimize product development and production lead times, including our 40Gb/s and WSS ROADM product lines. We intend to further streamline our design and manufacturing processes through greater integration of our engineering and manufacturing functions.

  •
  Pursue acquisition opportunities that are complementary to our strategy.    We intend to pursue acquisition opportunities that we believe will provide products and/or technologies that are complementary to or can be integrated into our current product suite. We believe that further expansion of our product suite will enable us to offer more comprehensive solutions and functionality to our customers. Our 2006 purchase of Engana Pty Limited, through which we acquired our WSS ROADM technology, and our 2007 purchase of Kailight Photonics, Inc., through which we acquired our 40Gb/s product line, are representative of the types of acquisition opportunities we intend to pursue.

  •
  Efficiently use capital.    We intend to continue to focus on our core competencies of designing, manufacturing and testing optical subsystems in a capital-efficient manner. By procuring the components that are required to manufacture our optical subsystems from third-party suppliers instead of manufacturing them in-house, we have had relatively low capital expenditure requirements and have been able and will continue to be able to sell our products at competitive prices.

Our Products

        Our products are used from the core to the edge of communications networks. The optical networking equipment industry generally defines network segments of a network as access, metro, and long haul networks. Carriers all have unique networks and the challenge for our customers is to provide agile solutions that can be utilized by all carriers, whether they are traditionally voice, wireless, data communication or cable TV operators.

Access networks

        Access networks transmit data over optical fiber over short distances and are characterized by meeting the need of delivering bandwidth services to the end users on the network. The type of equipment used depends on the particular strategies of the network operators. We deliver products which enable access networks to be upgraded for advanced voice, video and other data services. As with long haul and metro networks, we sell transceiver, transmitter and ROADM products that enable carriers to transport increasing network traffic volume. In particular, we provide high-performance optical networking products to network systems vendors servicing carriers. The products include ROADMs, transceivers and transmitters usable in FTTH networks and transmitters usable in hybrid fiber coaxial, or HFC, networks.

Metro networks

        Metro networks are typically arranged in a ring configuration which transmits data around metropolitan areas over hundreds of kilometers. They are characterized by needing flexibility in distributing bandwidth throughout a regional area. Our products are used in metro networks, many of which are currently being upgraded to operate at transmission speeds of 10Gb/s or greater. In addition, product cost and performance advancements combined with the requirements of expanding metro network capacity upgrades are increasing the demand for 40Gb/s and ROADM products. Additionally, our products provide dense wavelength division multiplexing, or DWDM, technology, which is an advanced form of wavelength division multiplexing, or WDM, a technique that combines multiple wavelengths on a single optical fiber. DWDM systems enable both bandwidth optimization and increased wavelength agility throughout the network. The groups of wavelengths or channels in a DWDM system are usually defined in terms of frequency of the channel and the channels are generally spaced at either 50 or 100 gigahertz (0.4 or 0.8 nanometers, or nm) intervals.

Long haul networks

        Long haul networks transmit data over optical fiber with distances ranging from hundreds of meters to thousands of kilometers. These subsystem applications are characterized by high technical complexity and typically operate over very long distances, requiring very high levels of product performance. We provide transceiver subsystems to network systems vendors, for integration into long haul networks, including 10Gb/s, 40Gb/s and ROADM products. Our products provide both time division multiplexed, or TDM, a technique that places multiple data streams in a single link at varying time intervals, and DWDM capabilities.

Product suite

        We believe we sell the industry's most complete product line of serial optical transceivers, including products that support all variants for the 300 pin and XFP standards. 300 pin products are optical transmitters and receivers in a single package that allow transfer rates of 10Gb/s or 40Gb/s and that can be used in SONET systems, meaning a synchronous optical network, and also known as SDH, meaning synchronous digital hierarchy, as well as DWDM networks. 300 pin products combine lasers to transmit and photodetectors to receive signals with high-speed integrated circuits to perform functions such as system alarming, clock recovery and 16 input multiplexing and 16 output demultiplexing. XFP is a standard for serial fiber optical transceivers that allow transfer rates up to 10Gb/s. XFP is protocol independent, and protocols that can be used over XFP include Ethernet, Fibre Channel, and SONET or SDH. XFP is used in telecommunications routing, and its benefits include a small form factor and low power consumption. Each of these transceivers support the particular requirements of the network systems vendors, such as wavelength agility and complex modulation formats, and include proprietary technology to differentiate the products.

        Our WSS ROADM wavelength management products are designed to meet the needs of next generation "wavelength agile" networks that will allow dynamic switching of individual wavelengths. The need for carriers to upgrade and reduce the costs of their networks is driving the deployment of other next generation network systems that are designed to enable dynamic wavelength management.

        The tables below describe our products as used in a network and their various applications and functions.

Telecommunications transceiver products

Products	Reach	Modulation	Features	Function	Application
10Gb/s 300 pin transceivers	2km, 10km, 40km, 65km, 80km, 120km, 160km	NRZ, Duo-Binary, RZ	Full C- or L-Band tunable; large and small form factor; VOA RX	Integrated subsystem that generates and receives 10Gb/s optical data from optical fiber links.	Used in access, metro and long haul fiber optic networks operating at 10Gb/s.
40Gb/s 300 pin transceivers	2km, 40km	NRZ, Duo-Binary, DPSK, DQPSK*	Tunable; small form factor; internal PMD compensation options	Integrated subsystem that generates and receives 40Gb/s optical data from optical fiber links.	Used in access, metro and long haul fiber optic networks operating at 40Gb/s.
XFP transceivers	600m, 2km, 10km, 40km, 80km	NRZ		Integrated subsystem which generates and receives 10Gb/s optical data from optical fiber links.	Used in access, metro, long haul and storage area network applications for fiber optic transmission systems operating at 10Gb/s.

*
Support of DQPSK is part of our product development roadmap.

        300 pin and XFP transceivers are highly integrated transceiver subsystems used for the transmission of optical signals over optical fiber in transport networks at distances up to thousands of kilometers. Each includes high speed optical components and integrated circuits and embedded software.

ROADM telecommunications products

Products	Ports	Channel Spacing	Features	Function	Application
WSS ROADM	1x4, 1x6, 1x8, 1x9	50GHz, 100GHz, mixed 50/100 GHz	Drop and continue; channel contouring*	Control and management of optical signals in a DWDM network.	Wavelength selective switching and reconfigurable optical add/drop multiplexing used in long haul and metro networks, and broadcast applications.
Circuit packs	1x4, 1x8 circuit packs; EDFA circuit packs, 1x8 drop & continue circuit packs	n/a	Integrated EDFA, OCM; customer specific designs	Control and management of optical signals in a DWDM network.	A variety of customer specific applications in DWDM systems.

*
Channel contouring is part of our product development roadmap.

        Our WSS ROADM is a dynamic wavelength processor in a highly configurable platform for wavelength management in a DWDM telecommunications network. Our technology provides a highly flexible wavelength selective switch capable of operating on both 50 and 100GHz International Telecommunications Union grids, the capability for in-service upgrades of functionality and integration of additional system functionality, including drop and continue, channel monitoring and channel contouring. We take advantage of our unique component and manufacturing capabilities by incorporating the unique features of our WSS ROADM to create customer-specific circuit pack assemblies.

Analog and cable TV products

Products	Function	Application
HFC externally modulated transmitter subsystem	Integrated subsystem that transmits 1550nm signals over optical fiber links for video and data distribution in HFC cable TV network systems.	HFC cable TV systems used in metro and access networks.
HFC distribution transmitter subsystem	Integrated subsystem that transmits 1310nm signals over optical fiber links for video and data distribution in HFC cable TV network systems.	HFC cable TV systems used in metro and access networks.
HFC distribution DWDM transmitter	Integrated subsystem that transmits 1310nm DWDM signals over optical fiber links in segmented applications for video and data distribution in HFC cable TV network systems.	HFC cable TV systems used in metro and access networks.
HFC quadrature amplitude modulation, or QAM, distribution transmitter subsystem	Integrated subsystem that transmits 1550nm signals over optical fiber links for data distribution in HFC cable TV network systems.	HFC cable TV systems used in metro and access networks.
HFC node transmitter
	Integrated subsystem that transmits 1550nm DWDM signals over optical fiber links in both the forward and reverse path node application for video and data distribution in HFC cable TV network systems where high data capacity is required.	HFC cable TV systems used in metro and access networks.
FTTH headend transmitter subsystem	Integrated subsystem that transmits 1550nm FTTH Signals over optical fiber links for data Distribution in FTTH network systems.	FTTH systems used in access networks.

        The HFC externally modulated transmitter subsystem, HFC QAM distribution transmitter subsystem and FTTH headend transmitter subsystem are highly integrated transmitter subsystems used for the transmission of analog and QAM digital signals over optical fiber in cable TV networks. Each includes high speed optical components, high speed integrated circuits and embedded software.

        We also design and manufacture a variety of analog RF over fiber links, subsystems and modules, including analog transmitters and receivers. Each includes high speed optical components, high speed integrated circuits and embedded software. These products are used in a variety of commercial, industrial and government applications.

Customers and Customer Support

        We sell our diverse product lines of voice, video and data optical subsystems to customers worldwide. Our customer relationships with the industry's leading network systems vendors, including Alcatel-Lucent, Cisco/Scientific-Atlanta, Ericsson, Nokia Siemens Networks and Tellabs, strengthen our position in the telecommunications industry. As there are a limited number of network systems vendors that provide end products to the markets we address, our customer base is also limited. For the year ended July 28, 2007, Alcatel-Lucent, Ericsson and Tellabs were our largest end customers for products used in telecommunication systems. For the year ended July 28, 2007, Cisco/Scientific-Atlanta was our largest customer for products used in cable TV systems. Our customers can purchase directly through us or indirectly through contract manufacturers.

        Set forth below are two tables to illustrate our major end and direct customers, respectively, and sales to these customers in the fiscal years 2007 and 2006. Percentages are based on our total revenue in the years ended July 28, 2007 and July 29, 2006.

End customers

	Fiscal year ended
	July 28, 2007		July 29, 2006
	(In thousands, except percentages)
Cisco/Scientific-Atlanta(1)	$30,295	24.1%	$20,280	29.2%
Ericsson	30,020	23.9	13,483	19.4
Alcatel-Lucent(1)	16,619	13.2	13,224	19.1
Tellabs	13,534	10.8	2,542	3.7

    (1)
    Cisco and Scientific-Atlanta merged during our fiscal year 2006 and Alcatel and Lucent merged during our fiscal year 2007. The amounts shown in the table above represent combined sales to the companies pre- and post-merger for the full periods.

Direct customers

	Fiscal year ended
	July 28, 2007		July 29, 2006
	(In thousands, except percentages)
Ericsson	$27,539	21.9%	$12,051	17.3%
Cisco/Scientific-Atlanta(1)	25,548	20.4	13,723	19.8
Sanmina(2)	16,535	13.2	8,237	11.9
Celestica(2)	6,959	5.5	8,840	12.7

    (1)
    Cisco and Scientific-Atlanta merged during our fiscal year 2006. The amounts shown in the table above represent combined sales to the companies pre- and post-merger for the full periods.

    (2)
    Celestica and Sanmina are contract manufacturers that purchase our products on behalf of several of our network systems vendor customers.

        As part of our strategy to enable our customers to shorten their product development cycles and improve their time to market, we focus our resources in close consultation with our customers to address their most complex challenges through further integration into their product development process and delivery of high-performance optical subsystems. We believe such a consultative approach as part of our customers' product development process enables us to broaden the scope of our customer engagements and respond quickly to customer issues, including diagnosis of an issue and providing the support needed to render a solution.

Manufacturing and Operations

        We consider manufacturing to be one of our core competencies and believe our in-house manufacturing processes to be a significant competitive advantage. We have invested, and expect to continue to invest, significant capital into designing and implementing our manufacturing processes and operations infrastructure. We have made significant efforts to design our products to be manufacturable in high volumes and to ensure that product designs are continually optimized for manufacturability. Similarly, we have invested substantial resources aimed at automating much of the manufacturing process. We have designed and implemented several sophisticated automated and semi-automated manufacturing systems and processes that we believe will enable us to lower product costs and increase manufacturing yields. We have developed sophisticated automated and semi-automated manufacturing systems and processes to:

  •
  tune and test transceiver products;

  •
  tune and test ROADMs;

  •
  tune and test cable TV products;

  •
  populate printed circuit boards; and

  •
  terminate optical fiber connectors.

Sales and Marketing

        We principally market and sell our optical subsystems directly to network systems vendors worldwide. We also have sales representatives in Asia, Europe, the Middle East and South America. We use a variety of marketing programs to increase awareness of our products to our customers, including trade shows, advertising in trade media, and presentations at technical conferences. We generally negotiate the sale of our products directly with network systems vendors. Many of the purchase orders for our products are received from contract manufacturers on behalf of one or more of our network systems vendor customers following our direct negotiation with the applicable network systems vendors.

Research and Development

        Our research and development organization possesses significant expertise in the areas of photonics, optic design, electronics, embedded software and optical networking. During the years ended July 28, 2007, July 29, 2006 and July 30, 2005 we incurred research and development expenses of approximately $14.8 million, $8.5 million and $5.7 million, respectively. Optium develops specific products, as well as underlying technologies and processes that can be used across a broad set of product platforms. Our research and development organization and our manufacturing and operations organization are responsible for the design, manufacture, testing, and distribution of our products. Our research and development organization works closely with our manufacturing and operations organization to ensure that new products are quickly brought to market, that products meet customer and industry specifications, and that high-quality standards are maintained throughout the development and production processes. We believe that the co-location of our research and development and our manufacturing and operations organizations within our facilities provides us an advantage in meeting these goals.

Competition

        The optical networking equipment industry is extremely competitive and is characterized by continuous innovation. We compete with other vendors of optical subsystems, many of which have product offerings and revenue bases significantly larger than ours. Several of our competitors have preferred supplier relationships with network systems vendors. Despite these competitive dynamics, we have been able to grow our revenues every fiscal year since our founding.

        Over the past several years, there have been a number of mergers, acquisitions and divestitures in the optical networking equipment industry. This has resulted in a more consolidated vendor base relative to five years ago. Also, several network systems vendors who once had captive component and subsystem research and development and manufacturing capabilities have since de-emphasized their focus on research and development and optical hardware manufacturing to increase their focus on their core competencies providing higher value-added solutions, services and software to carriers. We believe this has created an opportunity for us to develop and manufacture more complex and integrated optical subsystem hardware products.

        The principal competitive factors in our industry include price, product performance, quality, ability to meet customer specifications, time to market, time to delivery, technical support capabilities, breadth of product offerings, and record of innovation. We believe that our optical subsystems compare favorably to our competitors' products in the markets in which we compete.

        Our primary competitors in the market for 10Gb/s and 40Gb/s transceivers include Fujitsu Computer Systems, Stratallite, Opnext, Intel and JDS Uniphase. In the ROADM market, we compete primarily against JDS Uniphase, Oplink, CoAdna Photonics, and Capella Intelligent Subsystems. BKtel, EMCORE, Olson Technology and Yagi Antenna are our main competitors with respect to cable TV products, including HFC externally modulated transmitter subsystem, HFC distribution transmitter subsystem and HFC QAM distribution subsystem. In the analog RF over fiber market, we compete primarily against EMCORE, MITEQ and several private companies. We believe that we currently do not have any direct competitors for our FTTH headend transmitter subsystem.

Patents and Other Intellectual Property Rights

        We rely on copyright and trade secret law to protect our technology. Additionally, we have developed a brand that has accumulated substantial recognition in the marketplace, and we rely on trademark law to protect our rights in that area. We intend to continue our policy of taking all measures we deem necessary to protect our copyright, trade secret and trademark rights. We regard our internally-developed software embedded in our products as proprietary and utilize a combination of copyright, trade secret laws, internal security practices and employee non-disclosure agreements for intellectual property protection. We believe that we hold all proprietary rights necessary to conduct our business.

        We have various patents issued by the U.S. Patent and Trademark Office and numerous patent applications pending, one of which is also pending approval in the Japanese patent office and one of which is also pending approval in both the Japanese and European patent offices. We have also filed four Patent Cooperation Treaty, or PCT, applications with the Australian patent office that are pending approval.

Backlog

        As of July 28, 2007 and July 29, 2006, we had approximately $20.9 million and $22.6 million, respectively, in backlogged orders for our products. Backlogged products represent customer sales orders that have not yet been processed. Revenue on these orders is expected to be recognized in the subsequent year.

Employees

        As of July 28, 2007, we had 267 employees, of which 181 were employed in the United States, 67 were employed in Australia and 19 were employed in Israel. We consider our relationship with our employees to be good. In addition, none of our employees are represented by a labor union.

Available Information

        Optium Corporation was incorporated in Delaware in September, 2000 and completed its initial public offering in November 2006. Our principal executive offices are located at 200 Precision Road Horsham, PA 19044. Our telephone number is (267) 803-3800, and our website address is www.optium.com. Through a link on the Investor Relations Section of our website, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports, and our proxy statements as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission. The Company "Code of Business Conduct and Ethics"' can also be found on the website. The information on the website listed above is not and should not be considered part of this Annual Report on Form 10-K and is intended to be an inactive textual reference only.

ITEM 1A.    Risk Factors

        Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this Form 10-K, before deciding whether to invest in our common stock. If any of the following risks actually materializes, our business, financial condition and results of operations will suffer. The trading price of our common stock could decline as a result of any of these risks, and you might lose all or part of your investment in our common stock.

Risks Related to Our Business

If optical communications networks do not continue to expand as expected, our business will be adversely affected.

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

        The market for optical networking equipment is characterized by substantial capital investment and diverse and evolving technologies. For example, the market for optical subsystems is currently characterized by a trend toward the adoption of "pluggable" modules and subsystems that do not require customized interconnections and by the development of more complex and integrated optical subsystems. Our ability to anticipate and respond to these and other changes in technology, industry standards, customer requirements and product offerings, and to develop and introduce new and enhanced products, will be significant factors in our ability to succeed. We expect that new technologies will continue to emerge as competition in the optical networking equipment industry increases and the need for higher and more cost efficient bandwidth expands. Our success, in large part, depends upon our ability to continuously and successfully introduce and market new products and technologies meeting or exceeding our customers' expectations. The introduction of new products embodying new technologies or the emergence of new industry standards could render our existing products uncompetitive from a pricing standpoint, obsolete or unmarketable. Further, time to market with new products can provide significant competitive advantages in our industry. It is difficult to displace an existing supplier or a particular type of optical subsystems once a network systems vendor has chosen an initial optical subsystems supplier for a particular product even if a later to market product supplies superior performance and/or cost efficiency. If we are unable to make our new products commercially available quickly, we may lose existing and potential customers and our financial results would suffer.

We and our customers are each dependent upon a limited number of end customers.

        Historically, we have generated most of our revenues from a limited number of end customers. For example, in the fiscal years ended July 28, 2007 and July 29, 2006, we generated 72.0% and 71.4%, respectively, of our revenues from our four largest end customers during those periods. We may not be able to offset any decline in revenues from our existing major customers with revenues from new customers and our quarterly results may be volatile because we are dependent on large orders from these customers that may be reduced or delayed. Our dependence on a limited number of customers is due to the fact that the network systems industry is dominated by a small number of large companies, and the industry continues to consolidate, as with the recent mergers of Cisco Systems and Scientific-Atlanta, Ericsson and Marconi, Lucent and Alcatel and the network divisions of Nokia Siemens. Similarly, our customers depend primarily on a limited number of major carrier customers to purchase their network systems products that incorporate our optical subsystems. Many major telecommunication services providers are experiencing losses from operations. The further consolidation of the industry, coupled with potential declining revenues from our major customers, may have a material adverse impact on our business.

We are under continuous pressure to reduce the prices of our products.

        The optical network equipment industry has been characterized by falling product prices over time. Many of our competitors outsource their manufacturing operations to locations with low labor costs, allowing them to offer their products at lower prices than if they used manufacturing facilities in the United States. If optical subsystem products become more standardized, the cost advantages of our embedded software approach to product customization will be reduced and our business would be significantly harmed. In addition, if we are unable to reduce our costs in connection with price reductions, our results of operations will be harmed.

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

        We depend on a limited number of suppliers of components used to manufacture certain of our products. A small number of these suppliers are sole sources. We typically have not entered into long-term agreements with our suppliers and, therefore, these suppliers generally may stop supplying materials and equipment at any time. The reliance on a sole supplier or limited number of suppliers could result in delivery problems, reduced control over product pricing and quality, and an inability to identify and qualify another supplier in a timely manner. Recently, demand for components has rapidly increased, and we rely on our suppliers to ramp production to meet our demand. Any supply deficiencies relating to the quality or quantities of components we use to manufacture our products could adversely affect our ability to fulfill customer orders or our financial results of operations.

We are subject to a number of risks with respect to our Optium Australia ROADM operations.

        Our future results of operations will be substantially influenced by the success of our WSS ROADM product line, and we are subject to a number of risks and uncertainties in this regard, including the following:

  •
  In the near term, we are expecting that our WSS ROADMs will become key components of next generation network systems demanded by the market. Any delay by network systems vendors in including our WSS ROADMs in their network systems from the timetable we expect, or any decision by such vendors not to include our WSS ROADMs in amounts we expect, would significantly alter our near term prospects for growth and harm our business and financial condition.

  •
  We are ramping the capacity of the production line for our WSS ROADMs at our Optium Australia facility in Sydney, Australia to meet expected customer demand. This ramping of capacity will involve significant investment by us, for which we will not realize the benefit we expect if customer demand is not what we expect. Any delay in the production line being able to provide commercial volumes in the quantities anticipated would delay and could limit our ability to realize the full benefit of the commercialization of our WSS ROADMs, which would negatively affect our revenues and competitive position. In addition, a failure to achieve manufacturing yields from such production line comparable to the yields obtained at our Horsham, Pennsylvania facility would negatively impact our margins and operating results.

We are subject to a number of risks as a result of our recent acquisition of Kailight Photonics.

        In May 2007, we acquired Kailight Photonics, Inc. of Nes Ziona, Israel, a developer of 40Gb/s transceivers and related technologies. Our future results of operations will be substantially influenced by the operations of this new business, and we are subject to a number of risks and uncertainties related to this acquisition, including the following:

  •
  In the near term, we are expecting that our 40Gb/s products will become key components of next generation network systems demanded by the market. We acquired Kailight Photonics, in part, based upon this expectation. Any delay by network systems vendors in including our 40Gb/s products in their network systems from the timetable we expect, or any decision by such vendors not to include our 40Gb/s products in amounts we expect, would significantly alter our near term prospects for growth and harm our business and financial condition.

  •
  We are currently expanding our production line for our 40Gb/s products at our Horsham, Pennsylvania headquarters. This ramping of capacity will involve significant investment by us, for which we will not realize the benefit we expect if customer demand is not what we expect. Any delay in the production line being able to produce commercial volumes in the quantities anticipated would delay our ability to commercialize our 40Gb/s products, which would negatively affect our revenues and competitive position. In addition, a failure to achieve manufacturing yields from such production line comparable to the yields obtained with respect to our 10Gb/s products would negatively impact our margins and operating results.

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

        Our industry is characterized by rapidly shifting demand among various product types and requests for shorter manufacturing lead times as our customers respond to market trends. As a result, forecasts from our customers may not provide us with sufficient visibility into the breakdown of long-term demand. If we are not able to quickly adjust to shifting demand among various product types or meet the required lead times of our customers, our business could be adversely affected. Further, lower visibility could cause our results to materially differ quarter to quarter.

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

        Our future depends, in part, on our ability to attract and retain key personnel. Our future depends on the continued contributions of our executive officers and other key technical personnel, each of whom would be difficult to replace. In particular, Eitan Gertel, our chief executive officer, president and chairman, is critical to the management of our business and operations, as well as the development of our strategic direction. The loss of services of Mr. Gertel or other executive officers or key personnel or the inability to continue to attract qualified personnel could have a material adverse effect on our business. Competition for highly skilled technical people is extremely intense and we continue to face difficulty identifying and hiring qualified personnel in many areas of our business. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for hiring experienced employees have greater resources than we have. In addition, in making employment decisions, particularly in the high-technology industries, job candidates often consider the value of the equity they are to receive in connection with their employment. Therefore, significant volatility in the price of our stock may adversely affect our ability to attract or retain technical personnel. Furthermore, changes to accounting principles generally accepted in the United States relating to the expensing of stock options may discourage us from granting the sizes or types of stock options that job candidates may require to accept our offer of employment.

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

  •
  potential loss of key employees, customers and strategic alliances from either our current business or the target company's business;

  •
  assumption of unanticipated problems or latent liabilities, such as problems with the quality of the target company's products;

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

        In recent years, we have experienced significant growth through among other things, internal expansion programs, product development and our acquisitions of Engana, now Optium Australia, and Kailight Photonics (to be renamed Optium Israel). We currently anticipate continued growth. In connection with this growth, we will be required to expand our manufacturing operations, including hiring new personnel, purchasing additional equipment, leasing or purchasing additional facilities and developing the management infrastructure to manage any such expansion. If we fail to secure these expansion requirements and /or manage our future growth effectively, in particular during periods of industry uncertainty, our business could suffer.

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

        The qualification and field testing of our customers' network system products by their carrier customers is long and unpredictable. This process is not under the control of us or our customers, and as a result timing of our revenues is unpredictable. Any delay in qualification of one of our customers' network systems from what we anticipate could result in the delay or cancellation of orders from our customers for subsystems included in the applicable network system, which could harm our results of operations.

Delays, disruptions or quality control problems in manufacturing could result in delays in product shipments to customers and could adversely affect our business.

        We may experience delays, disruptions or quality control problems in our manufacturing operations. As a result, we could incur additional costs that would adversely affect gross margins, and product shipments to our customers could be delayed beyond the shipment schedules requested by our customers, which would negatively affect our revenues, competitive position and reputations.

We may experience low manufacturing yields.

        Manufacturing yields depend on a number of factors, including the volume of production due to customer demand and the nature and extent of changes in specifications required by customers for which we perform design-in work. Higher volumes due to demand for a fixed, rather than continually changing, design generally results in higher manufacturing yields, whereas lower volume production generally results in lower yields. In addition, lower yields may result, and have in the past resulted, from commercial shipments of products prior to full manufacturing qualification to the applicable specifications. Changes in manufacturing processes required as a result of changes in product specifications, changing customer needs and the introduction of new product lines have historically caused, and may in the future cause, significantly reduced manufacturing yields, resulting in low or negative margins on those products. Moreover, an increase in the rejection rate of products during the quality control process before, during or after manufacture, results in lower yields and margins. Finally, manufacturing yields and margins can also be lower if we receive or inadvertently use defective or contaminated materials from our suppliers.

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

Our future operating results may be subject to volatility as a result of exposure to foreign currency exchange risks and foreign losses.

        All sales of our products are made in United States dollars. Nevertheless, a few of our suppliers to our subsidiaries Optium Australia and Kailight Photonics (to be renamed Optium Israel) are paid in Australian dollars and Israeli shekels, respectively. In addition, all employee and other local expenses of Optium Australia and Kailight Photonics are paid in Australian dollars and Israeli shekels, respectively. This exposes us to foreign currency exchange rate risks. If the value of the Australian dollar and/or Israeli shekel relative to the United States dollar rises, these expenses of Optium Australia and/or

Kailight Photonics, as applicable, will correspondingly increase. We currently do not use derivative financial instruments to mitigate this exposure. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in future periods.

        In the year ended July 28, 2007, we recorded a U.S. deferred tax asset of approximately $13.9 million. We recognized the U.S. deferred tax asset when it met a "more likely than not" recognition threshold in connection with likely future taxable income realization. Currently, we recognize income in our US operations and losses in our Australian and Israeli operations; the combination of domestic income and foreign losses, in addition to recognition of additional deferred tax assets, could affect our quarterly and year to date effective tax rates.

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

Third parties may claim we are infringing their intellectual property rights and we could be prevented from selling our products, or suffer significant litigation expense, even if these claims have no merit.

        Our competitive position is driven in part by our intellectual property and other proprietary rights. Third parties, however, may claim that we or our products or operations are infringing their intellectual property rights, and we may be unaware of intellectual property rights of others that may cover some of our assets, technology and products. In that regard, JDS Uniphase Corporation and EMCORE Corporation filed a complaint on September 11, 2006 alleging that our 1550 nm HFC externally modulated transmitter, in addition to possibly "products as yet unidentified," infringes on two U.S. patents. On March 14, 2007, JDS Uniphase and EMCORE Corporation filed a second complaint in the United States District Court for the Western District of Pennsylvania alleging that the Company's 1550 nm HFC quadrature amplitude modulated transmitters, in addition to possibly "products as yet unidentified", infringe on another U.S. patent. The plaintiffs in both cases are seeking for the court to declare that we have willfully infringed on such patents and to be awarded up to three times the amount of any compensatory damages found, if any, plus any other damages or costs incurred. Any litigation regarding patents, trademarks, copyrights or other intellectual property rights, even those without merit, could be costly and time consuming, and divert our management and key personnel from operating our business. The complexity of the technology involved and inherent uncertainty and cost of intellectual property litigation increases our risks. If any third party has a meritorious or successful claim that we are infringing its intellectual property rights, we may be forced to change our products or manufacturing processes, which may be costly or impractical. This also may require us to stop selling our products as currently engineered, which could harm our competitive position. We also may be subject to significant damages or injunctions that prevent the further development of certain of our products or services.

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

        In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, under current rules, commencing with respect to our fiscal year ending August 2, 2008, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues. We will evaluate the need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ Global Market, the SEC or other regulatory authorities, which would require additional financial and management resources.

We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders.

        We anticipate that our current cash, cash equivalents, and cash provided by operating activities will be sufficient to meet our current and anticipated needs for general corporate purposes for at least the next 12 months. We operate in a market, however, that makes our prospects difficult to evaluate. It is possible that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. If this occurs, we may need additional financing to execute on our current or future business strategies, including to:

  •
  acquire complementary businesses or technologies;

  •
  enhance our operating infrastructure;

  •
  hire additional technical and other personnel; or

  •
  otherwise respond to competitive pressures.

        If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products, or otherwise respond to competitive pressures could be significantly limited.

We may be faced with product liability claims.

        Despite quality assurance measures, there remains a risk that defects may occur in our products. The occurrence of any defects in our products could give rise to liability for damages caused by such defects. They could, moreover, impair the market's acceptance of our products. Both could have a material adverse effect on our business and financial condition. Although we carry product liability insurance, we cannot assure investors that this insurance would adequately cover our costs arising from defects in our products.

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

        As of July 28, 2007, we had net operating loss, or NOL, carryforwards of approximately $25.4 million for federal and $9.8 million for state income tax purposes expiring through fiscal year ending July 2025. These NOL carryforwards represent an asset to the extent they can be utilized to reduce future cash income tax payments. Utilization of our NOL carryforwards depends on the timing and amount of taxable income earned in the future, which we are unable to predict. We have performed an analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code has occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of the NOL carryforwards attributable to periods before the change. The review determined we have no limitations related to the NOL carryforwards. We have NOLs in the United States, Australia and Israel. Currently, we recognize income in our US operations and losses in our Australian and Israeli operations, and the complexity of the application of the NOLs in consolidation may adversely affect our future effective tax rate.

        In the year ended July 28, 2007, we recorded a U.S. deferred tax asset, by removing a valuation allowance, of approximately $13.9 million. This one time recognition positively affected our net income for fiscal year 2007. We recognized the U.S. deferred tax asset when it met a "more likely than not" recognition threshold in connection with likely future taxable income realization.

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
  investors' general perception of us;

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

A significant portion of our total outstanding shares may be sold into the public market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

        Sales of a substantial number of shares of our common stock in the public market could occur at any time. These shares are able to be sold, subject to any applicable volume limitations under federal securities laws, at any time. These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

        In addition, as of October 19, 2007 there were 48,979 shares subject to outstanding warrants and 2,364,248 shares subject to outstanding options, and additional shares will be available for issuance under our stock option plans. These shares are eligible for sale in the public market to the extent permitted by any applicable vesting requirements. Moreover, holders who, at the time of our initial public offering, held an aggregate of approximately 17 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our employee benefit plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject in certain cases to applicable volume limitations.

Our directors, management and entities associated with them will exercise significant control over our company, which will limit your ability to influence corporate matters.

        Our executive officers and directors and entities associated with them collectively beneficially own approximately 49% of our outstanding common stock as of October 15, 2007. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might negatively affect the market price of our common stock.

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

Executive Officers of the Registrant

        The following table sets forth information regarding our executive officers, including their ages as of October 24, 2007.

Name	Age	Position
Eitan Gertel	45	Chairman of the Board, President and Chief Executive Officer
Christopher Brown	40	General Counsel and Vice President of Corporate Development
Mark Colyar	44	Senior Vice President of Engineering and General Manager of Optium U.S.
Anthony Musto	47	Vice President of Sales and Marketing
Simon Poole	49	Vice President of Business Development and General Manager of Optium Australia
David Renner	39	Chief Financial Officer
Sagie Tsadka	42	Vice President and General Manager of Optium Israel

        Eitan Gertel has served as our President and as a director since March 2001 and as Chief Executive Officer and Chairman of the Board since February 2004. Mr. Gertel worked as Vice President and General Manager of the former transmission systems division, or TSD, of JDSU from 1995 to 2001. JDSU is a provider of broadband test and management solutions and optical products. Mr. Gertel holds a B.S.E.E. from Drexel University.

        Christopher Brown has served as our General Counsel and Vice President of Corporate Development since August 2006. Prior to this, Mr. Brown was a partner at the law firm of Goodwin Procter LLP from January 2005 to August 2006, a partner at the law firm of McDermott, Will & Emery from January 2003 to January 2005 and an associate at McDermott, Will & Emery from March 2000 to January 2003. Mr. Brown holds a B.A. in Economics and a B.A. in Political Science from the University of Massachusetts at Amherst and a J.D. from Boston College Law School.

        Mark Colyar has served as our Senior Vice President of Engineering since April 2001 and General Manager of our U.S. operations since February 2004. Mr. Colyar served in various positions at JDSU's former TSD division from November 1995 to April 2001, including the Director of Sales and Marketing, Vice President of Engineering and Vice President of Operations. Mr. Colyar holds a B.S.E.E. from Drexel University.

        Anthony Musto has served as our Vice President of Sales and Marketing since April 2001. Mr. Musto worked at JDSU as a Director of Marketing from 1999 to 2001. Prior to this, Mr. Musto was the Director of Business Development at Sarnoff Corporation, where he was responsible for the optical, microwave, and computing areas. Mr. Musto has also held positions with Microwave Semiconductor Corporation, Optimax, and AEL Defense Corporation. Mr. Musto holds a B.S.E.E. from Pennsylvania State University.

        Simon Poole has served as our Vice President of Business Development since March 2006 and a General Manager of Optium Australia since January 2007. Dr. Poole served as Vice President of Business Development for Engana from July 2005 until March 2006. Dr. Poole was a founder of Engana and served as its joint Chief Executive Officer from January 2002 until July 2005 and its Chief Executive Officer from September 2001 to January 2002. Prior to this, Dr. Poole was the founder and Chief Executive Officer of Indx Pty. Ltd., a provider of fiber Bragg gratings, which was acquired in October 1997 by Uniphase, now a part of JDSU, and served JDSU Australia as General Manager from the time of such acquisition to April 1998 and as Technical Director from April 1998 to February 2001. Dr. Poole holds a B.Sc. in electrical engineering and a Ph.D. in optical fibers from Southampton University.

        David Renner has served as our Chief Financial Officer since February 2004 and served as our Vice President of Finance and Administration from May 2002 through January 2004. Mr. Renner worked for us as a consultant in the areas of financial reporting, forecasting and enterprise resource planning from January 2002 through April 2002. Prior to this, Mr. Renner worked as the Corporate Director of Financial Shared Services for JDSU in 2001 and as the Director of Finance at JDSU's former TSD division from 1999 to 2001. Mr. Renner holds a B.A. in business administration from the University of San Diego.

        Sagie Tsadka has served as our Vice President and General Manager of Optium Israel since May 2007. Mr. Tsadka has over 20 years of experience in electro-optics research, development, and management. From September 2000 to May 2007, he was President and CEO of Kailight Photonics Inc., which was acquired by Optium in May 2007. Prior to Kailight, Mr. Tsadka was Core Technology Manager at Applied Materials/PDC Group from March 1997 to August 2000. Between September 1991 and March 1997 he served as a researcher and Project Manager at Soreq NRC. A graduate of the prestigious "Talpiot" program of the Israel Defense Forces, Mr. Tsadka began his career managing plans for new weapons development with the IDF Ground Corps, where he spent 5 years from August 1986 to September 1991. Mr. Tsadka holds a BSc in Physics and Mathematics from the Hebrew University in Jerusalem and an MSc. in Physics from Tel Aviv University.

        There are no family relationships among any of our executive officers.

Item 2.    Properties

        We currently lease space in the United States, Australia and Israel. We do not own any real property. The following is a summary of the properties we leased at July 28, 2007:

Location	Purpose
Horsham, Pennsylvania	Manufacturing, research and development, engineering, sales and administration, executive offices
Orlando, Florida	Subleased to third party tenants
Sydney, Australia	Manufacturing, research and development, engineering, administration offices
Nes Ziona, Israel	Research and development, engineering, manufacturing

        In connection with our 2003 restructuring, we closed our Orlando, Florida manufacturing facility. The lease for this building expires on April 30, 2008. This facility is currently being subleased by two third party tenants, whose subleases expire on March 31, 2008 and April 30, 2008.

        We believe our facilities are in good condition, are suitable and adequate to accommodate our needs for the foreseeable future, and are, with minor exceptions as described above, fully utilized and operating at normal capacity.

Item 3.    Legal Proceedings

        In December 2004, we terminated our relationship with Appletec Limited, an Israeli company that was assisting us with our sales efforts in Israel. Beginning in February 2005 and through May 2005, we received correspondence from Appletec claiming we owed Appletec sales commissions. We do not believe that we owe any further commissions to Appletec. However, in June 2005 we sent a letter to Appletec's counsel proposing a settlement. We did not receive a response to our proposal and Appletec filed an action in Israel against us and a consultant of ours alleging damages in an amount of approximately $1.8 million. We intend to defend ourselves vigorously and we do not expect the ultimate outcome of this matter to have a material adverse effect on our business, financial position, or results of operations.

        On September 11, 2006, JDS Uniphase Corporation and EMCORE Corporation filed a complaint in the United States District Court for the Western District of Pennsylvania alleging that our 1550 nm HFC externally modulated transmitter, in addition to possibly "products as yet unidentified," infringes on two U.S. patents. Since expert discovery is currently in process, we are unable to determine the ultimate outcome of this litigation. On March 14, 2007, JDS Uniphase and EMCORE Corporation filed a second complaint in the United States District Court for the Western District of Pennsylvania alleging that our 1550 nm HFC quadrature amplitude modulated transmitter, in addition to possibly "products as yet unidentified," infringes on another U.S. patent. Since discovery is currently in process, we are unable to determine the ultimate outcome of this second litigation. During the fiscal year ended July 28, 2007, sales of our 1550 nm HFC externally modulated transmitter and our 1550 nm HFC quadrature amplitude modulated transmitters, together, represented approximately 5% of our revenues. The plaintiffs are seeking for the court to declare that we have willfully infringed on such patents and to be awarded up to three times the amount of any compensatory damages found, if any, plus any other damages and costs incurred. We intend to vigorously defend the claims asserted against us and we believe that we have meritorious defenses.

        In the ordinary course of business, the Company is party to litigation, claims and assessments. Based on information currently available, management does not believe the impact of these matters will have a material effect on the financial condition, results of operations or cash flows of the Company.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal year 2007.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

        Our common stock began trading on an as issued basis on the NASDAQ Global Market under the symbol "OPTM" on October 27, 2006, in connection with our initial public offering. The following table sets forth the high and low closing sale prices of our common stock as reported by the NASDAQ for each quarter period we were traded during the fiscal year 2007.

Fiscal year ended July 28, 2007	High	Low
Quarter ended October 28, 2006(1)	$19.60	$19.60
Quarter ended January 27, 2007	$26.43	$17.80
Quarter ended April 28, 2007	$25.11	$17.96
Quarter ended July 28, 2007	$17.80	$11.10

    (1)
    Our stock was traded on the open market during the first fiscal quarter of 2007 only on October 27, 2006, as our quarter ended on Saturday October 28, 2006.

        On October 19, 2007 there were approximately 137 holders of record of our common stock. On October 19, 2007, the closing price of our common stock on the NASDAQ was $11.26.

        Since becoming a publicly traded company in October 2006, we have not paid any cash dividends on our common stock and do not anticipated paying cash dividends on our common stock in the foreseeable future. We currently intend to retain any current and future earnings to finance the growth and development of our business.

        The following information of Part II Item 5 is being furnished and shall not be deemed "filed" for the purposes of Section 18 of the Securities Exchange Ave of 1934, as amended, or otherwise subject to the liabilities of that Section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such a filing.

Performance Graph

        Set forth below is a line graph comparing the cumulative total stockholder return on our common stock between October 27, 2006 and July 31, 2007, with the cumulative total return of the NASDAQ Composite Index and the NASDAQ Telecommunications Index over the same period. The comparison assumes $100 was invested on October 27, 2006 in our Common Stock and each of the foregoing indices and also assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock to be $19.60 per share, the closing sales price on October 27, 2006. The comparisons shown in the graph below are based upon historical data and are not necessarily indicative of potential future performance. The data in the graph below is based upon calendar month end dates closest to Optium's fiscal quarters which ended on October 28, 2006, January 27, 2007, April 28, 2007 and July 28, 2007.

COMPARISON OF 9 MONTH CUMULATIVE TOTAL RETURN*
Among Optium Corporation, The NASDAQ Composite Index
And The NASDAQ Telecommunications Index

*
$100 invested on 10/27/06 in Optium stock or on 9/30/06 in index

        Prior to October 27, 2006, there was no pubic market for our securities and as such, data for this period is not presented on the graph above.

Item 6.    Selected Financial Data

        Our fiscal year ends on the Saturday closest to July 31. The following consolidated statements of operations data for the fiscal years ended July 28, 2007, July 29, 2006 and July 30, 2005 and consolidated balance sheets data as of July 28, 2007 and July 29, 2006 have been derived from our audited financial statements included in this Annual Report on Form 10-K. The consolidated statements of operations data for the fiscal years ended July 31, 2004 and August 2, 2003 and consolidated balance sheets data as of July 30, 2005, July 31, 2004 and August 2, 2003 have been derived from our audited financial statements that are not included in this Annual Report on Form 10-K. The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements, the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected for any future period.

	Fiscal year ended
	July 28, 2007(1)	July 29, 2006(2)	July 30, 2005	July 31, 2004	August 2, 2003
	(In thousands, except percentages)
Consolidated statements of operations:
Revenue	$125,478	$69,477	$37,076	$20,509	$14,143
Cost of revenue	91,201	51,952	28,289	15,661	12,664

Gross profit	34,277	17,525	8,787	4,848	1,479
Operating expenses:
Research and product development	14,751	8,491	5,723	5,505	5,902
Acquired in-process research and development(3)	10,000	11,187	—	—	—
Selling, general and administrative(4)(5)	14,205	6,062	4,587	5,627	8,733
Restructuring charges(4)(6)	—	—	47	6	1,340

Total operating expenses	38,956	25,740	10,357	11,138	15,975

Loss from operations	(4,679)	(8,215)	(1,570)	(6,290)	(14,496)
Interest and other income (expense), net	3,587	211	119	(411)	(581)

Loss before income tax	(1,092)	(8,004)	(1,451)	(6,701)	(15,077)
Income tax (benefit) expense	(12,346)	119	—	—	—

Net income (loss)	$11,254	$(8,123)	$(1,451)	$(6,701)	$(15,077)

Net income (loss) per common share(7):
Basic	$0.58	$(3.68)	$(0.83)	$(4.54)	$(12.71)
Diluted	$0.45	$(3.68)	$(0.83)	$(4.54)	$(12.71)
Shares used in per common share calculations(7):
Basic	19,536	2,206	1,749	1,476	1,186
Diluted	24,793	2,206	1,749	1,476	1,186

(in thousands, including notes)

(1)
Includes the operating results of Kailight Photonics, Inc., which we acquired on May 15, 2007, for the period from May 15, 2007 to July 28, 2007.

(2)
Includes the operating results of Engana Pty Limited, which we acquired on March 6, 2006, for the period from March 6, 2006 to July 29, 2006.

(3)
Acquired in-process research and development expense was incurred as a result of the purchase price accounting for our acquisitions of Engana Pty Limited and Kailight Photonics, Inc.

(4)
During the fiscal year ended August 2, 2003, we closed our Orlando, Florida manufacturing facility with the exception of our surface mount technology manufacturing line. The restructuring charges for the fiscal years ended July 31, 2004 and August 2, 2003 reflect the expenses incurred in connection with the closing of this facility. We incurred additional expenses related to moving personnel and equipment from Orlando, Florida to Pennsylvania in the amount of $615, which is included in selling, general and administrative expense for the fiscal year ended August 2, 2003.

(5)
Includes $1,181, $162 and $1,256 in stock-based compensation for the fiscal years ended July 28, 2007, July 29, 2006, and August 2, 2003, respectively.

(6)
During the fiscal year ended July 30, 2005, we moved the surface mount technology manufacturing line from Orlando, Florida to Pennsylvania. The restructuring charge for the fiscal year ended July 30, 2005 reflects the expenses incurred related to this move.

(7)
Calculated after giving effect to a 1 for 12 reverse stock split effected on October 10, 2006.

	As of
	July 28, 2007	July 29, 2006	July 30, 2005	July 31, 2004	August 2, 2003
	(in thousands)
Consolidated balance sheets data:
Cash and cash equivalents	$25,359	$10,377	$8,474	$9,088	$6,862
Short-term investments	36,018	—	—	—	—
Total assets	168,101	59,309	27,287	22,411	20,598
Total liabilities	25,222	24,224	10,398	4,078	5,767
Total redeemable convertible preferred stock	—	87,173	65,797	65,797	55,542
Total stockholders' equity (deficit)	142,879	(52,088)	(48,908)	(47,464)	(40,711)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

        We are a leading designer and manufacturer of high-performance optical subsystems supporting core to the edge applications for use in telecommunications and cable TV network systems. Since our founding in 2000, we have developed or acquired proprietary technology and products that enable transmission and switching functionality for high-bandwidth, intelligent optical networking applications. We supply an extensive suite of optical subsystems, including 10Gb/s and 40Gb/s transceivers, cable TV and fiber to the home, or FTTH, transmitters, analog RF over fiber products, line cards, circuit packs and our technologically innovative wavelength selective switch reconfigurable optical add/drop multiplexer products, or WSS ROADMs. Our optical subsystems are used in network systems that deliver voice, video and other data services for consumers and enterprises that are delivered in the long haul, metropolitan and access segments, referred to as the core to the edge, of telecommunications and cable TV networks. Our customers are network systems vendors whose customers include wireline and wireless telecommunications service providers and cable TV operators, collectively referred to as carriers.

Background

        We were incorporated on September 8, 2000 and commenced operations in October 2000. In November 2000 and April 2001, we raised approximately $7.9 million through the issuance of shares of series A convertible preferred stock. In May, June and July of 2001, we raised approximately $35.7 million through the issuance of shares of series B convertible preferred stock. We completed another round of preferred stock financing in April 2003 in which we sold shares of series C senior convertible preferred stock for an aggregate purchase price of approximately $11.9 million. In May 2004 we raised approximately $10.3 million through the issuance of shares of series D senior convertible preferred stock, bringing total funds raised by us through preferred stock financings to approximately $65.9 million.

        On November 1, 2006, we closed our initial public offering of 5.98 million shares of common stock, including the sale of 780,000 shares to cover underwriter over-allotments. Our common stock, quoted on the NASDAQ Global Market under the symbol "OPTM," began trading on October 27, 2006. Cash proceeds to us, net of underwriter commissions of approximately $7.3 million and related offering expenses of approximately $4.1 million, totaled approximately $93.2 million, including approximately $1.9 million of offering expenses paid during fiscal year 2006. All outstanding preferred stock was converted to common stock upon the completion of our initial public offering.

Critical Accounting Policies and Estimates

        The preparation of our financial statements and related disclosures require that we make estimates, assumptions and judgments that can have a significant impact on our net revenue and operating results, as well as on the value of certain assets, contingent assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10K for information about these critical accounting policies, as well as a description of other significant accounting policies.

Revenue recognition

        We derive revenue from the manufacture and sale of optical subsystem products for use in high-performance network systems. Our revenue recognition policy follows SEC Staff Accounting

Bulletin No. 104, "Revenue Recognition." Specifically, we recognize product revenue when the following requirements have been met:

  •
  Evidence of an arrangement.    Persuasive evidence exists of an arrangement with a customer, typically consisting of a purchase order which details quantity, fixed schedule of delivery and agreed upon terms.

  •
  Delivery and acceptance.    Product has been shipped via third party carrier, accepted and title has transferred to the customer under terms agreed to by the customer. The only rights of return are under our warranty policy.

  •
  Fixed or determinable fee.    The amount of revenue to which we are entitled is fixed or determinable at the time of shipment. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.

  •
  Collection is deemed probable.    Collectability is reasonably assured and there are no uncertainties with respect to customer acceptance. We assess collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer's payment history.

        We are required to determine whether the delivery has occurred, whether items will be returned or whether we will be paid under normal terms. We specify delivery terms and assess each shipment against those terms and only recognize revenue when we are certain that the delivery terms have been met. To the extent that one or more of the conditions are not present, we delay recognition of revenue until all conditions are present.

        We may offer evaluation units to our potential and current customers, at no charge, for purposes of expanding our customer base and product portfolio. Such units are expensed when shipped and recognized as part of selling, general and administrative expense. Standard terms offered to customers are payment due 30 days from the date of invoice. For certain customers, we have negotiated standard payment terms different than 30 days to conform to the customer's standard payment terms and/or credit standing. We do not offer any maintenance or upgrades to the embedded software within our products and the embedded software can not be purchased by itself.

Inventories

        Inventories are valued at the lower of cost or market value. Cost is determined on a first-in, first-out method. We make inventory commitment and purchase decisions based upon our sales forecasts. To mitigate potential component supply constraints, we build inventory levels for certain items with long supply lead times. We assess the valuation of our inventory on a periodic basis and write down value for estimated excess and obsolete inventory based on estimates of future demand. We define obsolete inventory as inventory that will no longer be used in our manufacturing processes. Excess inventory is defined as inventory in excess of projected usage and is determined using management's best estimate of future demand, based upon information then available to us.

        Significant differences between our estimates and judgments regarding future timing of product transitions, volume and mix of customer demand for our products and actual timing, volume and demand mix may result in additional inventory write-offs in the future. Additionally, we may benefit from the usage of previously written-off inventory in future periods through reduced cost of revenues in those future periods.

Intangible assets

        Intangible assets consist of intellectual property and are stated at cost less accumulated amortization. Our intangible assets are amortized using the straight-line method over their estimated useful lives, which were determined to be 5 years. Useful lives and related amortization expense are based on management's estimate of the period that the assets will generate revenues or otherwise be used by us. If assets are considered impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.

Valuation of goodwill

        Our acquisitions of Engana and Kailight Photonics in March 2006 and May 2007, respectively, resulted in the recording of goodwill, which represents the excess of the purchase price over the fair value of assets acquired. Under Statements of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, or SFAS 142, goodwill is subject to annual impairment testing criteria.

        Our policy is to compare the carrying value of a business unit's net assets to the estimated fair value of the business unit, using a sales multiple approach to project fair value. The fair value is based on management's estimate of future revenues to be generated by the business unit. Such estimated future revenues consider factors such as future operating income and historical trends. We did not identify any asset impairment at July 28, 2007 with respect to goodwill and will test for impairment on an annual basis or on an interim basis if circumstances change that would indicate the possibility of impairment. The impairment reviews require an analysis of future projections and assumptions about our operating performance. If such a review indicates that the assets are impaired, a charge to operations would be recorded for the amount of the impairment, and the corresponding impaired assets would be reduced in carrying value.

Stock-based compensation

        Stock options are granted to employees, consultants and non-employee directors. Upon vesting, an option becomes exercisable, which means a grantee can purchase a share of our common stock at the exercise price determined on the option's grant date. In most instances, the exercise price is equal to the closing share price on the date of grant. Restricted stock awards were also granted to a non-employee.

        Effective July 30, 2006, we adopted SFAS No. 123R, Share-Based Payment, or SFAS 123R. SFAS 123R requires that the cost of all forms of equity-based compensation be recognized in a company's income statement and that such cost be measured at the fair value of the equity award. We recognize the stock compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. We use the straight-line method to account for compensation cost for awards with graded vesting. Prior to July 30, 2006, we accounted for stock-based compensation under the Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations in accounting for stock compensation.

        We elected the prospective transition method in adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption is recognized in net income in the periods after the date of adoption using the same valuation method (Black-Scholes) and assumptions determined under the original provisions of SFAS 123, Accounting for Stock-Based Compensation or SFAS No. 123.

        The option valuation model requires a number of assumptions, including future stock price volatility and expected option life (the amount of time until the options are exercised or expire).

Expected option life is based on actual exercise activity from previous option grants. Volatility is calculated based upon stock price movements over a period of time. Additionally, our share price on the day of grant influences the option value. Changes in the option value after the day of grant are not reflected in expense. We used the following weighted average assumptions for estimating the fair value of options granted during the year ended July 28, 2007:

Dividend Yield	—
Expected Volatility	80%
Average Risk Free Interest Rate	4.623%
Expected Life (in years)	5 years
Forfeiture Rate	9.28%

        Any change in these assumptions could significantly impact the values calculated by the option valuation model and, consequently, the compensation cost recognized over the requisite service period.

        Prior to the adoption of SFAS 123R, we accounted for our stock-based compensation granted to employees in accordance with the provisions of APB 25. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our stock and the exercise price of the option. We disclose the information required by the Financial Accounting Standards Board, or FASB, under SFAS No. 123. Stock issued to non-employees is accounted for under the provisions of SFAS No. 123 and the Emerging Issues Task Force, or EITF, consensus in issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with, Selling Goods or Services, or EITF 96-18 and is accounted for based on the fair value of the consideration received or equity instruments issued, whichever is more readily determinable.

        Prior to our initial public offering, we historically granted stock options at exercise prices equivalent to at least the fair value of our common stock as estimated by our board of directors, with input from management, as of the date of grant. Our board of directors determined the fair value of our common stock by considering a number of objective and subjective factors, including our operating and financial performance and corporate milestones, external market conditions affecting our industry sector, the superior rights and preferences of securities senior to our common stock at the time of each grant, the prices at which we sold shares of convertible preferred stock and the risk and non-liquid nature of our common stock. We believed our estimates of the fair value of our common stock to be reasonable based on the foregoing factors.

        In April 2006, as the result of our improved operating and financial performance, the execution of a letter of intent to acquire Engana, external market factors affecting our industry sector, as well as feedback from investment banks indicating that our company was now a viable initial public offering candidate, our board of directors determined to retrospectively determine the fair value of our common stock for all stock options granted during the three fiscal quarters beginning May 1, 2005 and ending January 28, 2006. This retrospective determination was completed in June 2006. In connection with this retrospective determination of the fair value of our common stock, we followed guidelines set forth in the AICPA's Practice Aid Valuation of Privately-Held Company Equity Securities Issued as Compensation, or the AICPA Practice Aid.

        For the three fiscal quarters beginning May 1, 2005 ended January 28, 2006, we issued stock options to purchase an aggregate of 167,498 shares of common stock, of which options to purchase 108,332 shares were granted on June 23, 2005 with an exercise price of $0.96 per share, options to purchase 32,708 shares were granted on September 21, 2005 with an exercise price of $1.20 per share, and options to purchase 26,458 shares were granted on November 7, 2005 with an exercise price of $1.20 per share. These exercise prices were determined by our board of directors with input from management. We did not obtain contemporaneous valuations from an unrelated valuation expert because, at the time of the stock option grants, we did not want to divert resources or management time from product and business development. In preparing for our initial public offering, our board of directors determined that an increase in the estimated fair value of our common stock for grants made on June 23, 2005, September 21, 2005 and November 7, 2005 was appropriate and supported by, among other things, our operating and financial performance and our improving prospects for a liquidity transaction that could provide proceeds significantly in excess of the preferential amounts payable with respect to our convertible preferred stock. In this regard, on June 20, 2006 our board of directors retrospectively determined that the fair value of our common stock on June 23, 2005, September 21, 2005 and November 7, 2005 was $1.08 per share, $2.40 per share and $3.96 per share, respectively.

        In making such retrospective determinations, we used the probability-weighted expected return method, which is one of the acceptable valuation methods set forth in the AICPA Practice Aid. Under this method, the fair value of our common stock was estimated based on an analysis of future equity values assuming various possible future events with respect to our company. We based our determination of fair value on the probability-weighted present value of expected future equity values considering each of the various possible future events, as well as the effect of the preferential rights of our outstanding convertible preferred stock on any returns with respect to our common stock. In utilizing the probability-weighted expected return method in the three retrospective determinations of fair value described above, we considered our then current equity value as a continuing private company without a future liquidity event, as well as expected future equity values in 2006, 2007 and 2008, discounted to present value using a 35% discount rate, in three possible future liquidity scenarios (an initial public offering, a strategic sale or merger, and a liquidation not in connection with a strategic sale), estimated per share returns on our common stock in each case, and then assigned a percentage weighting to each estimated per share return based on what we believed to be the relative likelihood as of the applicable stock option grant date of each possible scenario and event date. We used a discount rate of 35% to reflect the risks associated with our forecasted cash flows and the returns expected by investors in companies at our stage of development at the time. For the June 23, 2005 grant date, we placed primary weighting on the determination of our current equity value, and in weighting the three possible liquidity scenarios, we placed the significant majority of the weighting on a strategic sale or merger, some weighting on a liquidation not in connection with a strategic sale, and some weighting on an initial public offering occurring in 2008 only. With respect to the 2006, 2007 and 2008 event dates, we placed the significant majority of the weighting on the 2006 and 2007 event dates. We used these weightings because, as of June 23, 2005, we had not demonstrated sustained profitability, public financial markets were generally thought to be closed to companies in our industry, our investors were not likely to be willing to provide us with additional financial resources and there was not significant recent acquisition activity in our industry. By the time of the September 21, 2005 grant date, our financial performance had continued to improve and we believed that the likelihood of a strategic sale or merger had increased. Accordingly, for such grant date, we decreased the weighting of our current equity value and increased the weightings of a 2006, 2007 and 2008 event without significant changes in the weightings among the three possible liquidity scenarios. As of the November 3, 2005 grant date, our financial performance had continued to improve and we believed that the possibility of an initial public offering in 2007 or 2008 had increased. As a result, we further decreased the weighting of our current equity value, increased the weighting of an initial public offering in 2007 or 2008 and decreased the overall weighting of a liquidation not in connection with a strategic sale. We then applied a 20% discount to account for the lack of marketability of our common stock to reflect the uncertainty that our common stock could be readily converted to cash while we were privately held. The weighted per share amounts estimated as described above were retrospectively determined by us to be the per share fair value of our common stock as of the applicable stock option grant dates.

        The difference between our retrospectively-determined per share fair values of our common stock as of June 23, 2005, September 21, 2005 and November 7, 2005 of $1.08, $2.40 and $3.96, respectively, and $10.92, which was our contemporaneous determination of the per share fair value of our common stock as of the same date as such retrospective determinations (June 20, 2006), is the result of several factors as set forth below. At each of June 23, 2005, September 21, 2005 and November 7, 2005 our belief was that:

  •
  we were not a viable public offering candidate;

  •
  the public equity markets were unavailable to companies in our industry;

  •
  stock prices for publicly-traded companies in our industry were at relatively low levels;

  •
  the possibility of a strategic transaction with respect to our company was low due to the small number of possible acquirers and the lack of recent acquisition activity in our industry; and

  •
  our then current forecasts of future operating results did not support higher estimated per share fair values.

        Conversely, as of June 20, 2006, we believed that we were a viable public offering candidate, that the public equity markets would be available to us in connection with this offering and that our then current forecasts of future operating results did support higher estimated per share fair values. In addition as of such date, stock prices for publicly-traded companies in our industry were at somewhat higher levels.

        As a result of our retrospective determinations of fair value of our common stock as of June 23, 2005, September 21, 2005 and November 7, 2005, we recorded an aggregate of approximately $125,000 of deferred stock-based compensation on our balance sheet for stock options granted on those dates. The amount of deferred stock-based compensation for each stock option grant on those dates was calculated based on the difference between the retrospectively determined fair value per share of the common stock at the date of the grant and the exercise price of the option. We will amortize this deferred stock-based compensation expense over the vesting period of the applicable stock option grants, subject to adjustment for any stock options which are cancelled or accelerated.

        In June 2006, based on our retrospective determinations of fair value of our common stock, we offered to the recipients of stock option grants on June 23, 2005, September 21, 2005 and November 7, 2005 the ability to amend the terms of their stock options to increase their per share exercise price from $0.96 to $1.08 in the case of the June 23, 2005 grants, from $1.20 to $2.40 in the case of the September 21, 2005 grants and from $1.20 to $3.96 in the case of the November 7, 2005 grants. All of such stock option recipients have chosen to amend their stock options to a higher exercise price in order to avoid potential adverse personal income tax consequences. There was no additional consideration offered to our employees in exchange for amending their stock options.

        In relation to these amended stock options, we recorded deferred stock-based compensation of approximately $1.2 million on our balance sheet in our fiscal quarter ended July 29, 2006 in addition to the approximately $125,000 in deferred stock-based compensation referenced above. The amount of additional deferred stock-based compensation for each amended stock option was calculated based upon the difference between the amended exercise price of $1.08 per share, $2.40 per share or $3.96 per share, as applicable, and $10.92 per share, the valuation by our board of directors of the per share fair value of our common stock as of the date of amendment of the stock options. We will amortize this additional deferred stock-based compensation expense over the vesting period of the applicable stock option grants, subject to adjustment for any stock options which are cancelled or accelerated.

        The determination of the fair value of our common stock has involved significant judgments, assumptions, estimates and complexities that impact the amount of deferred stock-based compensation recorded and the resulting amortization in future periods. If we had made different assumptions with respect to the retrospective determinations of the fair value of our common stock in connection with the stock option grants made on June 23, 2005, September 21, 2005 and November 7, 2005 discussed above, the amount of our deferred stock-based compensation, incurred as a result of the applicable stock option grants could have been different. However, assuming such different assumptions nevertheless resulted in determinations of per share fair value greater than the applicable original exercise price of such stock option and less than the contemporaneously determined per share value of $10.92 per share as of June 20, 2006 and assuming that all of such stock option grants were amended as of June 20, 2006 to increase their exercise prices to the retrospectively determined fair value of our common stock as of the applicable grant date, the aggregate deferred stock-based compensation expense incurred would remain approximately $1.3 million because total deferred stock-based compensation in any case would be calculated based on the difference between the original stock option exercise prices and the contemporaneously determined fair value of our common stock on June 20, 2006, the date the applicable exercise prices were increased. As referenced above, the fair value of our common stock on June 20, 2006 was contemporaneously determined to be $10.92 per share. We believe that we have used reasonable methodologies, approaches and assumptions consistent with the AICPA Practice Aid to determine the fair value of our common stock and that deferred stock-based compensation and related amortization have been recorded properly under U.S. generally accepted accounting principles.

Accounting for income taxes

        We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, or SFAS 109. SFAS 109 requires us to account for income taxes using a balance sheet approach, requiring the recognition of deferred income tax assets and liabilities for expected future tax consequences of events having been recognized in our financial statements or tax returns. Deferred income taxes have been provided for the differences between the financial reporting carrying values and the income tax reporting basis of our assets and liabilities. These temporary differences consist of differences between the timing of the deduction of certain amounts between income tax and financial statement reporting purposes. Because of our lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which the temporary differences become deductible. As a result, we had no income tax benefit in the fiscal year ended July 29, 2006. During 2007, we reversed the previously recorded valuation allowance on our U.S. deferred tax assets, resulting in a net deferred tax asset of $13.9 million.

        We have U.S. federal net operating loss, or NOL carryfowards, of approximately $25.4 million and state NOL carryforwards of approximately $9.8 million, which expire through 2025. NOL carryforwards and tax credits are subject to review and possible adjustments by the Internal Revenue Service and may be limited by the occurrence of certain events, including significant changes in ownership interests. We have performed an analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code has occurred. The effect of an ownership change would be the imposition of an annual limitation on the NOL carryforwards attributable to periods before the change. The review determined we have no limitations related to the NOL carryforwards. We recorded a deferred asset related to the U.S. NOL in the year ended July 28, 2007.

        In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, which is an interpretation of SFAS 109. FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109 by prescribing the minimum threshold a tax position is required to meet before being recognized in an enterprise's financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition, and clearly scopes out income taxes from SFAS No. 5, Accounting for Contingencies, or SFAS 5. FIN 48 is effective for fiscal years beginning after December 15, 2006 but earlier application is encouraged. Differences between the amounts recognized in the statements of financial position prior to adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently determining the impact of FIN 48 on our consolidated financial statements.

Accounting for acquired in-process research and development

        We account for acquired in-process research and development, or IPR&D, in accordance with the provisions of SFAS No. 141, Business Combination or SFAS 141. The amount allocated to acquired in-process research and development represents an estimate of the fair value of purchased in-process technology for research and development projects that, as of the date of acquisition, have not reached technological feasibility and have no alternative future uses. The amount of purchase price allocated to acquired in-process research and development is determined by estimating the future cash flows of each project and discounting the net cash flows back to their present values. The discount rate used is determined at the time of acquisition, in accordance with accepted valuation methods, and includes consideration of the assessed risk of the project not being developed to a stage of commercial feasibility. IPR&D is charged to operating expenses at the acquisition date. The IPR&D charges related to the Kailight Photonics and Engana acquisitions are included in our consolidated statements of operations for the years ended July 28, 2007 and July 29, 2006, respectively, as a separate component of operating expenses.

Results of Operations

Comparison of Results for the Year Ended July 28, 2007 to the Year Ended July 29, 2006

        In order to more fully understand the comparison of the results of operations for the year ended July 28, 2007 to the year ended July 29, 2006, it is important to note the following significant changes in our operations that occurred in 2007 and 2006:

  •
  Effective July 10, 2007, we acquired certain intellectual property assets of Microdisplay Corporation related to the design of Liquid Crystal on Silicon (LCoS) wafers used in its next generation WSS ROADM product line;

  •
  Effective May 15, 2007, we acquired all of the outstanding capital stock of Kailight Photonics, Inc. ("Kailight Photonics"); and

  •
  Effective March 6, 2006, we acquired all of the outstanding capital stock of Engana Pty Limited ("Engana").

        The results of operations for each of these acquisitions have been included in the consolidated statements of operations since the date of acquisition.

        We completed our initial public offering on November 1, 2006 of 5.98 million shares of common stock, including the sale of 780,000 shares to cover underwriter over-allotments. Our common stock began trading on the NASDAQ Global Market on October 27, 2006. Net cash proceeds to us were approximately $93.2 million.

        During the fiscal year ended July 28, 2007, we reversed the previously recorded valuation allowance on our U.S. deferred tax assets, resulting in an income tax benefit of $12.3 million in fiscal year 2007.

Revenue

        Total revenue increased 80.6% to $125.5 million for the year ended July 28, 2007 from $69.5 million for the year ended July 29, 2006. This increase in total revenue is primarily attributable to an increase in sales of our 10 Gb/s transceivers of $39.4 million, as well as an increase in sales supporting cable TV network systems of $13.3 million. Also contributing to our increased revenues in fiscal year 2007 was the release of our ROADM and circuit packs to market, which accounted for revenue of $3.1 million in fiscal year 2007. Growth continues to be driven by increased volumes in telecommunication, fiber to the home and cable TV applications.

        Our revenues continue to be driven by accelerating investment in bandwidth capacity expansion to support growing video transport traffic, including on-demand internet video, IPTV and expanded HD cable TV offerings, as well as G3+ and G4 cellular systems.

        In the second half of fiscal year 2007, we experienced a slow down in shipments to our top two telecommunication customers, primarily for higher end 300 pin products. We currently expect demand from these customers to rebound during the first half of fiscal year 2008.

Gross profit

        Gross profit increased 95.6% to $34.3 million for the year ended July 28, 2007 from $17.5 million for the year ended July 29, 2006. Gross profit percentages increased to 27.3% from 25.2% over the fiscal year 2007 as compared to the fiscal year 2006. The increase in gross profit was primarily attributable to unit volume increases and corresponding revenue increases resulting from increased demand for our products and operational cost efficiencies. Additionally, in fiscal year 2007, there was a favorable product mix shift from lower margin short reach products to higher margin long reach products. In general our long reach transceiver products typically carry higher gross profit margins than our short reach products. Under absorption of fixed overhead costs related to fluctuations in product sales also impacted our gross margins.

Research and product development

        Research and product development expenses increased 73.7% to $14.8 million in 2007 from $8.5 million in 2006. The increase in research and product development cost is partially a result of our research and product development activities related to our Australian and Israeli operations. Our research and development efforts at our Optium Australia location resulted from our acquisition of Engana on March 5, 2006 and supported the development of our ROADM product line, resulting in research and development charges of $4.3 million and $1.0 million in 2007 and 2006, respectively. As a result of our acquisition of Kailight Photonics on May 15, 2007, our Israeli operations incurred $1.0 million of research and development expense related to 40Gb/s transceivers.

        Additionally, research and product development costs increased as a result of our higher headcount and associated costs related to our decision to increase the number of engineering projects to further expand our product portfolio. Research and development efforts related to our 10Gb/s transceiver and cable TV product lines increased as we continue to expand our existing product lines and introduce new technologies. We expect these costs to continue to increase as we undertake additional research and development projects. We also expect to conduct and incur a full year of research and development expenses at our Israeli subsidiary in fiscal year 2008, as a result of our acquisition of Kailight Photonics on May 15, 2007. The expansion of research and development both internally and as a result of acquired operations are expected to continue to expand our product suite. In general, we target research and development expenses to range between 10% and 12% of revenues.

Acquired in-process research and development

        During fiscal year 2007, we recorded $10 million of IPR&D expense in connection with the acquisition of Kailight Photonics. This compares to $11.2 million of IPR&D expense recorded in fiscal year 2006 in connection with the Engana acquisition. IPR&D incurred as a result of our Engana acquisition was related to the development of our ROADM products, and the IPR&D incurred as a result of our Kailight acquisition was related to the development of our 40Gb/s product line. We account for IPR&D pursuant to SFAS 141. The portion of the purchase price for each of these acquisitions allocated to IPR&D was determined by us based on input from an independent third party appraisal and represents the estimated fair value of the research and development project in-process at the time of each acquisition. These projects had not yet reached technological feasibility, were deemed to have no alternative use and, accordingly, were immediately charged to operating expenses at the acquisition date. The IPR&D charges related to the Kailight Photonics and Engana acquisitions are included in our consolidated statements of operations for the fiscal years ended July 28, 2007 and July 29, 2006, respectively, as a separate component of operating expenses.

        The acquired in-process research and development expense of $10 million related to the acquired 40Gb/s project was determined using the income approach assuming cash flows over ten years and using risk adjusted discount rates ranging from 20% to 30% for the four defined segments of the 40Gb/s project. The discount rates were based on fundamental data for a group of market participants, as well as venture capital studies. The ten year life is based on the life expectancy of the products in the market place with an assumed growth rate of up to 314% diminishing to 10% and no assumed terminal value. Risks to develop the acquired in-process research and development into commercially viable products include the planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements. We expect to complete development of our 40Gb/s product line in 2008 and incur an additional $1.8 million of expense related to this project. These products are expected to be available for shipment in fiscal year 2008.

        The acquired in-process research and development expense of approximately $11.2 million related to the acquired WSS ROADM project was determined using the income approach assuming cash flows over ten years and using a risk adjusted discount rate of 30%. The discount rate was based on fundamental data for a group of market participants, as well as venture capital studies. The ten year life is based on the life expectancy of this ROADM product in the market place with an assumed growth rate of 75% diminishing to 1.6% and no assumed terminal value. Our project related to ROADM was completed in fiscal year 2007, and the product was released to market in the second quarter of fiscal year 2007. We do not expect to incur any additional expenses related to this project.

Selling, general and administrative

        Selling, general and administrative expenses increased 134.3% to $14.2 million in 2007 from $6.1 million in 2006. We experienced increased costs for the additional infrastructure necessary to support our revenue growth. These costs included increased labor costs as a result of additional headcount and additional legal and other professional fees. Also as a result of our revenue growth, our sales and marketing expense supporting such growth increased by approximately $1.1 million from 2006 to 2007. Additionally, during the year ended July 28, 2007, we incurred $1.2 million in stock-based compensation primarily related to the adoption of SFAS 123R and $0.6 million related to duplicate facility costs as we relocated our operations to a new leased facility. Our selling, general and administrative costs also increased during fiscal year 2007 as a result of the additional costs of being a publicly-traded company, including the costs of compliance with the Sarbanes-Oxley Act of 2002 and certain professional fees for corporate governance. Non legal professional fees incurred during fiscal year 2007 increased approximately $1.6 million, as compared to fiscal year 2006. We expect these costs to increase as we continue our compliance efforts and incur a full year of selling, general, and administrative expenses in Israel as we continue to integrate our Kailight Photonics subsidiary in fiscal year 2008. During the fiscal year 2007, we also incurred additional legal fees as the result of being a publicly-traded company and as a result of litigation matters. Aggregate legal fees for litigation and other matters increased approximately $2.1 million in fiscal year 2007, as compared to fiscal year 2006.

Interest and other income (expense), net

        Interest and other income (expense), net, increased to $3.6 million in 2007 from $0.2 million in 2006. The increase was due to additional cash and cash equivalents and short-term investments as a result of the proceeds of our initial public offering. We expect our interest income to decrease in the future as the result of the $35.7 million cash purchase price paid, plus expenses, in our acquisition of Kailight Photonics and the $2.0 million cash purchase price paid, plus expenses, in our acquisition from Microdisplay Corporation of certain LCoS intellectual property.

Income taxes

        We had an income tax benefit of $12.3 million for the year ended July 28, 2007, compared to an income tax expense of $0.1 million for the year ended July 29, 2006. Our overall effective tax rate was (89.5%) and 1.6% in the periods ended July 28, 2007 and July 29, 2006, respectively. Income tax expense will increase as our profits increase.

        During 2007, we recorded a deferred tax asset of $13.9 million, in order to remove the valuation allowance relating to our U. S. NOL, and record research and development and AMT tax credits. Prior to recording the deferred tax asset our consolidated effective tax rate was approximately 6%, primarily attributable to federal alternative minimum tax and certain other state taxes payable. As a result of our recording a deferred tax asset in the fiscal year ended July 28, 2007, we expect our consolidated effective tax rate to increase to approximately 32% in fiscal year 2008, and our operations in foreign tax jurisdictions to continue to negatively impact our corporate effective tax rate until they become profitable and cease to produce NOLs in these foreign jurisdictions.

Net income

        Net income increased 238.5% to $11.3 million in 2007, compared to a net loss of $8.1 million in 2006. As a percentage of sales, net income was 9.0% in 2007. The changes are primarily attributable to the factors described above.

Comparison of Results for the Year Ended July 29, 2006 to the Year Ended July 30, 2005

        In order to more fully understand the comparison of the results of operations for the year ended July 29, 2006 as compared to the year ended July 30, 2005, it is important to note that effective March 6, 2006, we acquired all of the outstanding capital stock of Engana Pty Limited. The results of operations for this acquisition have been included in the consolidated statements of operations since the date of acquisition.

Revenue

        Total revenue increased 87.4% to $69.5 million for the fiscal year ended July 29, 2006 from $37.1 million for the fiscal year ended July 30, 2005. This increase in revenue is primarily attributable to an increase in sales of our 300 pin transceivers of $18.4 million, as well as a substantial increase in sales of hybrid fiber coaxial for use in cable TV network systems, or cable TV products, of $9.5 million.

We also experienced unit volume increases across most other products. These increases were primarily attributable to continued market acceptance of and increased demand for our product portfolio.

Gross profit

        Gross profit increased 99.4% to $17.5 million for the fiscal year ended July 29, 2006 from $8.8 million for the fiscal year ended July 30, 2005. Gross margin increased to 25.2% from 23.7% during the fiscal year ended July 29, 2006. The increase in gross profit was attributable to unit volume increases attributable to continued market acceptance of and increased demand for our products. This increase in gross profit was slightly offset by sales of a higher proportion of some our lower margin products that continue to be demanded by customers as part of our product portfolio.

Research and product development

        Research and development expenses increased 48.3% to $8.5 million for the fiscal year ended July 29, 2006 from $5.7 million for the fiscal year ended July 30, 2005. The increase in research and development was due to higher headcount and associated costs related to our decision to increase the number of engineering projects to further expand our product portfolio. Additionally, the fiscal year ended July 29, 2006 includes approximately $1.0 million of research and development costs with respect to our Optium Australia operations acquired in our acquisition of Engana on March 5, 2006.

Acquired in-process research and development

        Acquired in-process research and development costs increased to $11.2 million for the fiscal year ended July 29, 2006 from zero for the fiscal year ended July 30, 2005 due to our acquisition of Engana. We account for IPR&D pursuant to SFAS 141. The portion of the purchase price for each of the acquisition allocated to IPR&D was determined by us based on input from an independent third party appraisal and represents the estimated fair value of the research and development project in-process at the time of the acquisition. These projects had not yet reached technological feasibility, were deemed to have no alternative use and, accordingly, were immediately charged to operating expenses at the acquisition date. The IPR&D charges related to the Engana acquisition are included in our consolidated statements of operations for the year ended July 29, 2006, as a separate component of operating expenses.

        The acquired in-process research and development expense of approximately $11.2 million related to the acquired WSS ROADM project was determined using the income approach assuming cash flows over ten years and using a risk adjusted discount rate of 30%. The discount rate was based on fundamental data for a group of market participants, as well as venture capital studies. The ten year life is based on the life expectancy of this ROADM product in the market place with an assumed growth rate of 75% diminishing to 1.6% and no assumed terminal value.

Selling, general and administrative

        Selling, general and administrative expenses increased 30.8% to $6.1 million for the fiscal year ended July 29, 2006 from $4.6 million for the fiscal year ended July 30, 2005. We experienced increased labor costs as a result of additional headcount to support our revenue growth, as well as increases to legal and accounting fees in preparation of filing our registration statement.

Interest and other income (expense), net

        Interest and other income (expense), net, increased to approximately $0.2 million for the fiscal year ended July 29, 2006 from approximately $0.1 million for the fiscal year ended July 30, 2005. The increase was due to additional cash and cash equivalents held for investment.

Liquidity and Capital Resources

        As of July 28, 2007 and July 29, 2006, we had cash and cash equivalents of $25.4 million and $10.4 million, respectively. Our working capital was $85.0 million and $17.8 million at July 28, 2007 and July 29, 2006, respectively. This increase was primarily due to proceeds from our IPO.

Operating activities

        Net cash used in operating activities was $0.7 million in 2007 as compared to $2.4 million provided by operating activities in 2006. Net cash used in operating activities for the year ended July 28, 2007 primarily resulted from net income of $11.3, adjusted for certain non-cash items such as depreciation and amortization, stock-based compensation, acquired in-process research and development, and the removal of a deferred tax valuation allowance. This was offset by increases in accounts receivables and inventory of approximately $2.4 million and $8.9 million, respectively and a decrease in other current liabilities of $2.6 million.

Investing activities

        Net cash used in investing activities was $79.1 million in 2007 as compared to $1.3 million provided by investing activities in 2006. Net cash used in investing activities for the year ended July 28, 2007 was primarily related to our purchase of Kailight Photonics for $35.2 million in net cash consideration on May 15, 2007 and our purchase of certain LCoS assets from Microdisplay Corporation for $2.0 million in cash consideration on July 10, 2007. In addition the Company purchased $114.5 million in marketable securities as part of the investment strategy for the initial public offering proceeds. Net cash provided by investing activities for the year ended July 29, 2006 was primarily related to the cash acquired in our Engana purchase.

Financing activities

        Net cash provided by financing activities was $94.8 million for the year ended July 28, 2007 as compared to $1.9 million used in financing activities for the year ended July 29, 2006. Net cash provided by financing activities for the year ended July 28, 2007 was primarily related to $95.4 million in proceeds from our initial public offering, offset by the pay off of outstanding debt of $0.7 million. Net cash used in financing activities for the year ended July 29, 2006 related to transaction costs associated with our initial public offering.

Sources of cash

        On November 1, 2006, we closed our initial public offering of 5.2 million shares of common stock as well as the sale of an additional 780,000 shares to cover underwriter over-allotments. Our common stock, quoted on the NASDAQ Global Market under the symbol "OPTM," began trading on October 27, 2006. Cash proceeds to us, net of underwriter commissions of approximately $7.3 million and related offering expenses of approximately $4.1 million, totaled approximately $93.2 million. All preferred stock outstanding at November 1, 2006 was converted to common stock upon the completion of the initial public offering.

        Prior to our public offering of common stock, we had financed our operations primarily through internally generated cash flows, our lines of credit and the issuance of preferred stock. As of July 28, 2007 we had cash and cash equivalents of $25.4 million, short term investments of $36.0 million and accounts receivable of approximately $21.9 million and debt of $.06 million.

        We believe our existing cash and cash equivalents and our expected cash flows from operating activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital requirements will depend on many factors, including the rate of our revenue growth, the introduction and acceptance of and expansion of production capacity for new products, and the expansion of our sales and marketing and research and development activities. To the extent that our cash and cash equivalents, cash flows from operating activities, and net proceeds of our initial public offering are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings.

        We also may need to raise additional funds in the event we determine, in the future, to effect one or more acquisitions of businesses, technologies and/or products. Although there are no present understandings, commitments or agreements with respect to acquisitions of other businesses, products or technologies, we may in the future consider such transactions, which may require debt or equity financing. The issuance of debt or equity securities could be expected to have a dilutive impact on the our stockholders, and there can be no assurance as to whether or when any acquired business would contribute positive operating results commensurate with the associated investment. In the event we require additional cash resources, we may not be able to obtain bank credit arrangements or effect an equity or debt financing on terms acceptable to us or at all. Any material acquisition could result in a decrease in working capital depending upon the amount, timing, and nature of the consideration paid.

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

Obligations and Commitments

        The following table summarizes our contractual obligations at July 28, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations(1)	2,441	1,204	1,237	—	—

Total contractual obligations	$2,441	$1,204	$1,237	$—	$—

    (1)
    Amounts included in operating lease obligations are minimum lease payments under lease agreements.

        We have no outstanding lines of credit or standby letters of credit.

Off-Balance Sheet Financing Arrangements

        We do not engage in any off-balance sheet financing arrangements. We do not have any interest in entities referred to as variable interest entities, which includes special purpose entities and other structured finance entities.

Recent Accounting Pronouncements

        In July 2006, the FASB issued FIN 48. FIN 48 provides guidance on how a company should recognize, measure, and disclose in its financial statements uncertain income tax positions. Under the new provisions, a company should not recognize a tax benefit for an uncertain income tax position unless it is "more likely than not" that the position is sustainable. FIN 48 is effective for fiscal years beginning after December 15, 2006, requiring implementation in the first quarter of 2008. We adopted FIN 48 on July 29, 2007 and are currently determining its impact on our consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement or SFAS 157. SFAS 157 establishes a common definition to provide enhanced guidance when using fair value to measure assets and liabilities, establishes a framework for measuring fair value, and expands disclosures about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently determining the impact of implementing SFAS 157, which will be effective for the fiscal year ending August 1, 2009.

        In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements or SAB 108. SAB 108 requires that public companies utilize a "dual-approach" to assessing the quantitative effects of financial misstatements. The dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. We adopted the guidance under this bulletin on July 29, 2007. The implementation of SAB 108 is not expected to have a material impact on our consolidated financial position or results of operations for the fiscal year ending August 2, 2008.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB No.115, or SFAS 159. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We are currently determining the impact of implementing SFAS 159 which will be effective for the fiscal year ending August 1, 2009.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

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

        We place our cash investments with high credit-quality financial institutions and currently invest primarily in money market funds placed with major banks and financial institutions, auction rate securities, corporate paper and United States government and United States government corporation and agency obligations and/or mutual funds investing in the like. We have investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. As of July 28, 2007, our cash and cash equivalents totaled approximately $25.4 million, and we had short-term investments totaling approximately $36.0 million. To test the volatility of our interest rate risk, we assumed that on July 28, 2007, average short-term interest rates increased by 50 basis points, and further assumed that the increase would remain in place for all of our fiscal year 2008. We estimate, based on that position and holding everything else constant our fiscal year 2008 interest income from cash and cash equivalents and short-term investments would increase by approximately $0.3 million.

        Due to the short-term nature of our cash and cash equivalents, the carrying values approximate market value and are not generally subject to price risk due to fluctuations in interest rates. Our short-term investments are subject to price risk due to fluctuations in interest rates. Neither a 10% increase nor decrease in prices would have a material effect on our consolidated financial statements. All short-term investments are considered to be available-for-sale, accounted for at fair value, with resulting unrealized gains or losses reported as a separate component of shareholders' equity. If these available-for-sale securities experience declines in fair value that are considered other-than-temporary, an additional loss would be reflected in net income (loss) in the period when the subsequent impairment becomes apparent.

        Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

        Our subsidiaries Optium Australia and Optium Israel are located in Sydney, Australia and Nes Ziona, Israel, respectively. Due to the relative low volume of payments made by us through these subsidiaries, and the fact we intend that all of our sales will continue to be made in U.S. dollars, we do not believe that we have significant exposure to foreign currency exchange risks. We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in future years.

Item 8.    Financial Statements and Supplementary Data

        Our Consolidated Financial Statements and our independent registered public accounting firm's opinion on our financial statements are included in this Annual Report on Form 10-K beginning on page F-1.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

        None

Item 9A.    Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)
Internal Control Over Financial Reporting

        No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        On October 22, 2007, the Compensation Committee amended the Optium Corporation Executive Officer Fiscal Year Bonus Plan, or the Bonus Plan, (i) to adjust the amounts (measured as a percentage of base salary) that such executive officers are that participating executives are eligible to receive under the Bonus Plan at various levels of company performance relative to applicable financial targets and (ii) to amend the form or award and circumstances under which payments may be made. A copy of the Bonus Plan has been filed as an exhibit to this report.

PART III

Item 10.    Directors and Executive Officers and Corporate Governance

        The information required by this item with respect to our directors, our Nominating and Governance Committee, our Audit Committee and audit committee financial expert is incorporated by reference to the information set forth under the captions "Proposal No. 1. Election of Directors," "The Board of Directors and its Committees—Audit Committee," "The Board of Directors and its Committees—Compensation Committee," and "The Board of Directors and its Committees—Nominating and Corporate Governance Committee," in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934.

        The information required by this item with respect to our executive officers is set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

        The information required by this item with respect to our compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information set forth under the caption entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

        We have adopted a "Code of Business Conduct and Ethics" applicable to all directors, officers and employees of the Company. The "Code of Business Conduct and Ethics" is posted on our website. The Internet address for our website is www.optium.com. The "Code of Business Conduct and Ethics" may be found at the "Investor Relations" page on our website. The information on our website is not and should not be considered part of this Annual Report on Form 10-K and is intended to be an inactive textual reference only.

Item 11.    Executive Compensation

        The information required by this item is incorporated by reference to the information set forth under the captions entitled "Compensation and Other Information Concerning Officers and Directors—Compensation Discussion and Analysis" and "Executive Compensation Summary" in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item with respect to the security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Compensation and Other Information Concerning Officers and Directors—Equity Compensation Plan Information" in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item is incorporated by reference to the information set forth under the captions entitled "Certain Relationships and Related Party Transactions" and "Corporate Governance and Board Matters—Independence of Members of the Board of Directors," in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Item 14.    Principal Accounting Fees and Services

        The information required by this item is incorporated by reference to the information set forth under the caption entitled "Fees Billed by Ernst and Young" in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Act of 1934.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this Annual Report on Form 10-K:

1.
Consolidated Financial Statements:

        All other schedules have been omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

  2.
  Exhibits:

        See exhibits index contained in this Annual Report on Form 10-K following the financial statements & footnotes contained herein.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTIUM CORPORATION (Registrant)
By:	/s/ EITAN GERTEL Eitan Gertel Chairman, President and Chief Executive Officer

Date: October 24, 2007

        We, the undersigned directors and officers of Optium Corporation (the "Company"), hereby severally constitute and appoint Eitan Gertel and David Renner, and each of them singly, our true and lawful attorneys, with full power to them, and to each of them singly, to sign for us and in our names in the capacities indicated below, the report filed herewith, and any and all amendments to said report, and to file or cause to be filed the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of them might or could do in person, and hereby ratifying and confirming all that said attorneys, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this Power of Attorney.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of October 24, 2007.

Signature	Title

/s/ EITAN GERTEL Eitan Gertel	Chairman, President and Chief Executive Officer (Principal Executive Officer)
/s/ DAVID RENNER David Renner	Chief Financial Officer (Principal Financial/ Accounting Officer)
/s/ JAMES BARBOOKLES James Barbookles	Director
/s/ JOSEPH CHINNICI Joseph Chinnici	Director

/s/ CHRISTOPHER CRESPI Christopher Crespi	Director
/s/ KERRY DEHORITY Kerry DeHority	Director
/s/ STEVEN FOSTER Steven Foster	Director
/s/ RUSSELL JOHNSON Russell Johnson	Director
/s/ MORGAN JONES Morgan Jones	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Optium Corporation.:

        We have audited the accompanying consolidated balance sheets of Optium Corporation. as of July 28, 2007 and July 29, 2006, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended July 28, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Optium Corporation at July 28, 2007 and July 29, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 28, 2007, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 14 to the consolidated financial statements, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment", in fiscal 2007.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
October 22, 2007

Optium Corporation

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal year ended July 28, 2007	Fiscal year ended July 29, 2006	Fiscal year ended July 30, 2005
Revenue	$125,478	$69,477	$37,076
Cost of revenue	91,201	51,952	28,289

Gross profit	34,277	17,525	8,787
Operating expenses:
Research and product development	14,751	8,491	5,723
Acquired in-process research and development	10,000	11,187	—
Selling, general and administrative	14,205	6,062	4,587
Restructuring	—	—	47

Total operating expenses	38,956	25,740	10,357

Loss from operations	(4,679)	(8,215)	(1,570)
Interest and other income (expense), net	3,587	211	119

Loss before income tax (benefit) expense	(1,092)	(8,004)	(1,451)
Income tax (benefit) expense	(12,346)	119	—

Net income (loss)	$11,254	$(8,123)	$(1,451)

Basic net income (loss) per share	$0.58	$(3.68)	$(0.83)
Diluted net income (loss) per share	$0.45	$(3.68)	$(0.83)
Basic weighted average common shares outstanding	19,536	2,206	1,749
Diluted weighted average common shares outstanding	24,793	2,206	1,749

See accompanying notes to the consolidated financial statements.

Optium Corporation

Consolidated Balance Sheets

(In thousands, except share amounts)

	July 28, 2007	July 29, 2006
Assets
Current assets:
Cash and cash equivalents	$25,359	$10,377
Short-term investments	36,018	—
Accounts receivable, net of allowance of $46 and $25, respectively	21,853	19,075
Inventories	20,684	11,701
Restricted cash	68	180
Deferred tax asset, current portion	4,976	—
Prepaid expenses and other current assets	1,039	227

Total current assets	109,997	41,560
Property and equipment, net	9,124	5,207
Other assets	170	1,941
Restricted cash	—	68
Intangible assets, net	2,006	—
Goodwill	37,923	10,533
Deferred tax asset, non-current portion	8,881	—

Total assets	$168,101	$59,309

Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$20,222	$18,386
Accrued expenses	4,389	2,207
Accrued warranty	359	223
Other current liabilities	—	2,640
Current portion of debt	46	320

Total current liabilities	25,016	23,776
Long-term debt, net of current portion	17	351
Other long-term liabilities	189	97

Total liabilities	25,222	24,224
Commitments and contingencies:
Series A redeemable convertible preferred stock, $0.0001 par value—24,450,000 shares authorized, 24,000,000 shares issued and 23,818,500 outstanding at July 29, 2006	—	7,939
Series B redeemable convertible preferred stock, $0.0001 par value—42,702,958 shares authorized, 42,702,949 shares issued and 41,969,418 outstanding at July 29, 2006	—	35,674
Series C senior redeemable convertible preferred stock, $0.0001 par value—60,526,000 shares authorized, 59,879,318 shares issued and outstanding at July 29, 2006	—	11,962
Series D senior redeemable convertible preferred stock, $0.0001 par value—25,500,000 shares authorized, 25,245,570 shares issued and outstanding at July 29, 2006	—	10,255
Series D-1 senior redeemable convertible preferred stock, $0.0001 par value—24,475,897 shares authorized, issued and outstanding at July 29, 2006	—	21,343
Stockholders' equity (deficit):
Common stock, $0.0001 par value—100,000,000 shares authorized, 26,924,963 and 4,353,509 shares issued, respectively; 25,430,878 and 2,859,430 shares outstanding, respectively	3	—
Additional paid in capital	191,118	9,173
Deferred compensation	(924)	(1,170)
Treasury stock, 1,494,085 shares of common stock—at cost	(2,762)	(2,762)
Accumulated deficit	(46,395)	(57,649)
Accumulated other comprehensive income	1,839	320

Total stockholders' equity (deficit)	142,879	(52,088)

Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$168,101	$59,309

See accompanying notes to the consolidated financial statements.

Optium Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal year ended July 28, 2007	Fiscal year ended July 29, 2006	Fiscal year ended July 30, 2005
Cash flows from operating activities
Net income (loss)	$11,254	$(8,123)	$(1,451)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operations:
Depreciation and amortization	2,709	2,520	2,359
Stock-based compensation	1,505	162	3
Acquired in-process research and development	10,000	11,187	—
Provision (benefit) for doubtful accounts	22	1	(17)
Loss on disposal of property and equipment	9	—	—
Reversal of deferred tax valuation allowance	(13,857)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(2,351)	(11,141)	(3,488)
Inventories	(8,927)	(5,937)	(2,935)
Prepaid expenses and other current assets	(709)	99	68
Other assets	(243)	23	89
Accounts payable	1,207	9,606	5,971
Accrued expenses	1,116	1,267	53
Other current liabilities	(2,640)	2,640	—
Accrued warranty	135	117	17
Other long-term liabilities	39	(3)	8

Net cash (used in) provided by operating activities	(731)	2,418	677
Cash flows from investing activities
Purchase of property and equipment	(5,859)	(3,030)	(1,566)
Release of restricted cash	—	292	—
Proceeds from sale of property and equipment	30	—	—
Maturities and sales of short term investments	78,434	—	—
Purchase of marketable securities	(114,452)	—	—
Cash acquired from acquisition of Engana, net of transaction costs	—	4,001	—
Purchase of Kailight Photonics, net of cash acquired	(35,222)	—	—
Purchase of Microdisplay intellectual property	(2,023)	—	—

Net cash (used in) provided by investing activities	(79,092)	1,263	(1,566)
Cash flows from financing activities
Borrowings under equipment line of credit	—	—	821
Payments of line of credit	(685)	(150)	—
Net proceeds from initial public offering	95,378	(1,915)	—
Proceeds from warrant exercise	—	33	—
Proceeds from exercise of employee stock options	153	175	9
Payments of capital lease obligations	—	—	(555)

Net cash provided by (used in) financing activities	94,846	(1,857)	275
Effect of exchange rate changes on cash and cash equivalents	(41)	79	—

Net increase (decrease) in cash and cash equivalents	14,982	1,903	(614)
Cash and cash equivalents, beginning of year	10,377	8,474	9,088

Cash and cash equivalents, end of year	$25,359	$10,377	$8,474

Supplemental disclosure of cash flow information
Cash paid for interest	$22	$77	$7
Cash paid for income taxes	$582	$75	$—

Supplemental disclosure of non-cash investing and financing activities:
Issuance of preferred and common stock for the acquisition of Engana	$—	$25,636	$—

See accompanying notes to the consolidated financial statements.

Optium Corporation

Consolidated Statements of Changes in
Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)

Years ended July 30, 2005, July 29, 2006 and July 28, 2007

(In thousands, except share amounts)

	Preferred Stock		Common Stock				Treasury Stock
						Accumulated Other Comprehensive Income
	Number of Shares	Dollars	Number of Shares	Par Value	Additional Paid-in Capital		Number of Shares	Cost	Deferred Compensation	Accumulated Deficit	Stockholders' Equity (Deficit)
Balance July 31, 2004	150,249,628	$65,797	3,288,031	$0.3	$3,361	$6	1,494,085	$(2,762)	$—	$(48,069)	$(47,464)
Exercise of employee stock options	—	—	18,614	—	9	—	—	—	—	—	9
Offering costs of redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	(6)	(6)
Issuance of common stock and restricted common stock for services	—	—	3,583	—	4	—	—	—	—	—	4
Net loss	—	—	—	—	—	—	—	—	—	(1,451)	(1,451)

Balance, July 30, 2005	150,249,628	$65,797	3,310,228	$0.3	$3,374	$6	1,494,085	$(2,762)	$—	$(49,526)	$(48,908)
Exercise of employee stock options	—	—	307,045	—	175	—	—	—	—	—	175
Warrant exercise	663,178	33	—	—	—	—	—	—	—	—	—
Issuance of common stock and restricted common stock for services	—	—	6,875	—	39	—	—	—	—		39
Issuance of stock related to the acquisition of Engana Pty Ltd	24,475,897	21,343	729,361	0.1	4,293	—	—	—	—	—	4,293
Deferred compensation related to issuance of stock options	—	—	—	—	1,292	—	—	—	(1,292)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	122	—	122
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	(8,123)	(8,123)
Foreign currency translation adjustment	—	—	—	—	—	314	—	—	—	—	314

Comprehensive loss											(7,809)

Balance, July 29,2006	175,388,703	$87,173	4,353,509	$0.4	$9,173	$320	1,494,085	$(2,762)	$(1,170)	$(57,649)	$(52,088)

Optium Corporation

Consolidated Statements of Changes in
Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) (Continued)

Years ended July 30, 2005, July 29, 2006 and July 28, 2007

(In thousands, except share amounts)

	Preferred Stock		Common Stock				Treasury Stock
						Accumulated Other Comprehensive Income
	Number of Shares	Dollars	Number of Shares	Par Value	Additional Paid-in Capital		Number of Shares	Cost	Deferred Compensation	Accumulated Deficit	Stockholders' Equity (Deficit)
Exercise of employee stock options, gifted shares, shares released from escrow and fractional reverse split adjustment	—	—	108,258	—	153	—	—	—	—	—	153
Warrant exercise	—	—	36,789	—	—	—	—	—	—	—	—
Issuance of common stock and restricted common stock for services	—	—	2,000	—	39	—	—	—	—	—	39
Issuance of common stock in the initial public offering	—	—	5,980,000	0.6	93,212	—	—	—	—	—	93,213
Conversion of preferred stock upon the initial public offering	(175,388,703)	(87,173)	16,444,407	2	87,172	—	—	—	—	—	87,174
Issuance of stock options related to the acquisition of Kailight Photonics Inc	—	—	—	—	148	—	—	—	—	—	148
Stock compensation expense	—	—	—	—	1,221						1,221
Amortization of deferred compensation	—	—	—	—	—	—	—	—	246	—	246
Components of comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	11,254	11,254
Foreign currency translation adjustment	—	—	—	—	—	1,522	—	—	—	—	1,522
Unrealized gains (losses) on investments, net	—	—	—	—	—	(3)	—	—	—	—	(3)

Comprehensive income											12,773

Balance, July 28, 2007	—	—	26,924,963	$3	$191,118	$1,839	1,494,085	$(2,762)	$(924)	$(46,395)	$142,879

See accompanying notes to the consolidated financial statements.

Optium Corporation

Notes to Consolidated Financial Statements

1. Organization and Operations

        Optium Corporation (the "Company") was incorporated in the State of Delaware on September 8, 2000. The Company is a leading designer and manufacturer of high-performance optical subsystems supporting core to the edge applications for use in telecommunications and cable TV network systems. Since its founding in 2000, Optium has developed or acquired proprietary technology and products that enable transmission and switching functionality for high-bandwidth, intelligent optical networking applications. The Company supplies an extensive suite of optical subsystems, including 10Gb/s and 40Gb/s transceivers, cable TV and fiber to the home, or FTTH, transmitters, analog RF over fiber products, line cards, circuit packs and our technologically innovative wavelength selective switch reconfigurable optical add/drop multiplexer products, or WSS ROADMs. The Company's optical subsystems are used in network systems that deliver voice, video and other data services for consumers and enterprises that are delivered in the long haul, metropolitan and access segments, referred to as the core to the edge, of telecommunications and cable TV networks. The Company's customers are network systems vendors whose customers include wireline and wireless telecommunications service providers and cable TV operators, collectively referred to as carriers.

        On November 1, 2006, the Company closed its initial public offering of 5.2 million shares of common stock, as well as the sale of an additional 780,000 shares to cover underwriter over-allotments. The Company's common stock, quoted on the NASDAQ Global Market under the symbol "OPTM," began trading on October 27, 2006. Cash proceeds to the Company, net of underwriter commissions of approximately $7.3 million and related offering expenses of approximately $4.1 million, totaled approximately $93.2 million, including approximately $1.9 million of offering expenses paid during fiscal year 2006. All preferred stock outstanding at November 1, 2006 was converted to common stock upon the completion of the initial public offering.

2. Summary of Significant Accounting Policies

Principles of consolidation

        The consolidated financial statements include Optium Corporation and its wholly owned subsidiaries, Optium Australia Pty Limited, Kailight Photonics Inc., and Kailight Photonics Ltd. All significant intercompany accounts and transactions have been eliminated in the consolidation.

Fiscal year

        The Company's fiscal year ends on the Saturday closest to July 31.

Use of estimates

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

Cash and cash equivalents

        The Company considers all highly liquid securities purchased with original maturities of 90 days or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value, and consist of money market accounts that are readily convertible to cash.

        At July 28, 2007 and July 29, 2006, the Company had restricted cash relating to an operating lease in the form of a certificate of deposit for $68,000 and $248,000, respectively, which is renewed on a monthly basis. The term of the certificate of deposit extends from the commencement date of the lease (May 1, 2001) through at least ninety (90) days after the expiration of the lease term (April 30, 2008). During fiscal year 2006, $292,000 was released based on the operating lease agreement which reduced the certificate of deposit from the original amount of $540,000. An additional release of $180,000 was made on May 1, 2007, which the Company has not collected as of July 28, 2007.

Foreign currency translation

        The financial statements for the Company's foreign subsidiary, Optium Australia, are measured using the local currency as the functional currency. Foreign assets and liabilities in the consolidated balance sheets have been translated at the rate of exchange as of the balance sheet date. Revenues and expenses are translated at the average exchange rate for the month. Translation adjustments do not impact the results of operations and are reported as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in the results of operations.

Accounts receivable

        The Company carries its accounts receivable at the amount that it considers to be collectible and does not require collateral from its customers. Accordingly, an allowance account is established through a charge against operations in an amount deemed adequate to absorb the uncollectible portion of such receivables. The allowance is determined through management review of outstanding amounts per customer. At July 28, 2007 and July 29, 2006, an allowance of $46,440 and $24,870, respectively, based on management's best estimate, was available to absorb any uncollectible balances.

Inventories

        Inventories are valued at the lower of cost or market value. Cost is determined on a first-in, first-out method. The Company makes inventory commitments and purchase decisions based upon sales forecasts. To mitigate potential component supply constraints, the Company builds inventory levels for certain items with long supply lead times. The Company assesses the valuation of its inventory on a periodic basis and writes down the value for estimated excess and obsolete inventory based on estimates of future demand. The Company defines obsolete inventory as inventory that will no longer be used in its manufacturing processes. Excess inventory is defined as inventory in excess of projected usage and is determined using management's best estimate of future demand, based upon information then available to the Company.

Property and equipment

        Property and equipment are stated at cost net of accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as additions to property and equipment. The Company provides for depreciation and amortization using the straight-line method and charges amounts to operations to allocate the cost of the assets over their estimated useful lives. Useful lives of the Company's asset categories are: machinery and equipment of 5 years, computer equipment and software of 3 years and furniture and office equipment of 7 years. The costs of leasehold improvements on leased office and warehouse space are capitalized and amortized using the straight-line method over the shorter of the life of the applicable lease or the useful life of the improvement.

        Assets held under capital leases are recorded at the lower of the fair market value of the asset or the present value of future minimum lease payments and are amortized using the straight-line method over their primary term. The Company had no capital lease obligations as of July 28, 2007 and July 29, 2006.

Intangible assets

        Intangible assets consist of intellectual property and are stated at cost less accumulated amortization. Intangible assets are amortized using the straight-line method over their estimated useful live, which is 5 years. Useful lives and related amortization expense are based on management's estimate of the period that the assets will generate revenues or otherwise be used by the Company. If assets are considered impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.

Valuation of goodwill

        Under the Statements of Financial Accounting Standards, or SFAS, 142, Goodwill and Other Intangible Assets, goodwill is subject to annual impairment testing criteria. The Company's policy is to compare the carrying value of a business unit's net assets to the estimated fair value of the business unit, using a sales multiple approach to project the business unit's fair value. The fair value is based on management's estimate of future revenues to be generated by the business component. Such estimated future revenues consider factors such as future operating income and historical trends. The Company tests for impairment on an annual basis or on an interim basis if circumstances change that would indicate the possibility of impairment. The impairment review requires an analysis of future projections and assumptions about the Company's operating performance. If such a review indicates that the assets are impaired, a charge to operations would be recorded for the amount of the impairment, and the corresponding impaired assets would be reduced in carrying value. The Company did not identify an asset impairment related to the carrying value of goodwill during fiscal year 2006 or 2007.

Impairment of long-lived assets

        SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144, established accounting standards for the impairment of long-lived assets and certain identifiable intangibles related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. Long-lived assets consist primarily of property and equipment. In accordance with SFAS 144, the Company continually evaluates whether events or circumstances have occurred to indicate that the estimated remaining useful life of its long-lived assets may warrant revision or the carrying value might be impaired. The carrying value of long-lived assets is considered impaired when the total projected undiscounted cash flows from such assets are less than carrying value. The Company determined that no event or circumstance occurred which would have warranted a revision to carrying value of its long-lived assets.

Fair value of financial instruments

        Financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values.

Short-term investments

        The Company considers all short-term investments as available-for-sale, accounted for at fair value, with resulting unrealized gains or losses reported as a separate component of stockholders' equity.

Stock-based compensation

        Effective July 30, 2006, the Company adopted SFAS 123R, Share-Based Payment or SFAS 123R, which requires companies to recognize in their statement of operations all share-based payments, including grants of stock options, based on the grant date fair value. The Company adopted SFAS 123R using the prospective transition method. Stock-based compensation is measured at the grant date, based on the fair value of the award, and expensed over the requisite service period. The application of SFAS 123R involves significant amounts of judgment in the determination of inputs into the Black-Scholes model which the Company uses to determine the value of stock options. Inherent in this model are assumptions related to expected stock price volatility, option life, risk free interest rate and dividend yield. While the risk free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which make them critical accounting estimates. The fair value of each stock option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

Fiscal year ended July 28, 2007
Risk-free interest rate	4.623%
Expected dividend yield	0%
Expected life	5 years
Expected volatility	80%
Forfeiture rate	9.3%

        Risk-free interest rate: The Company uses the risk free interest rate of a U.S. Treasury Note with a similar term on the date of the grant.

        Expected dividend yield: The Company uses a 0% expected dividend yield as the Company has not paid and does not anticipate declaring dividends in the near future.

        Expected life: The Company's expected life is based on the period the options are expected to remain outstanding based on the vesting periods and expectations of future employee actions.

        Expected volatility: The Company estimated the expected volatility of the stock price based on an analysis of other volatility factors exhibited in the market because of the limited history of the Company's stock.

        Forfeiture Rate: The Company estimates forfeitures based on historical experience and factors of known historical or future projected work force reduction actions to anticipate the projected forfeiture rates.

Revenue recognition

        The Company derives revenue from the manufacture and sale of optical subsystem products for use in high-performance network systems. Our revenue recognition policy follows SEC Staff Accounting Bulletin No. 104, "Revenue Recognition." Specifically, the Company recognizes product revenue when the following requirements have been met:

  •
  Evidence of an arrangement.    Persuasive evidence exists of an arrangement with a customer, typically consisting of a purchase order which details quantity, fixed schedule of delivery and agreed upon terms.

  •
  Delivery and acceptance.    Product has been shipped via third party carrier, accepted and title has transferred to the customer, under terms agreed to by the customer. The only rights of return are under our warranty policy.

  •
  Fixed or determinable fee.    The amount of revenue to which we are entitled is fixed or determinable at the time of shipment. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.

  •
  Collection is deemed probable.    Collectability is reasonably assured and there are no uncertainties with respect to customer acceptance. We assess collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer's payment history.

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

        The Company may offer evaluation units to our current and potential customers, at no charge, for purposes of expanding our customer base and product portfolio. Such units are expensed when shipped and are recognized as part of selling, general and administrative expense in the accompanying statement of operations. Expenses recognized for evaluation units were approximately $373,900, $239,000 and $202,800 for the fiscal years ended July 28, 2007, July 29, 2006 and July 30, 2005, respectively. Standard terms offered to customers are payment due 30 days from the date of invoice. For certain customers, the Company has negotiated standard payment terms different than 30 days to conform to such customer's standard payment terms and/or such customer's credit standing.

Warranties

        The Company provides a warranty on all products. The amount of warranty expense charged to operations was approximately $427,800, $236,300, and $102,000 for fiscal years 2007, 2006 and 2005, respectively, which is included in the cost of revenue in the accompanying statements of operations. The Company accrues warranty for expected warranty claims based on historical return figures and accrues those costs at the time revenue is recorded.

Product development costs

        The costs of the development of hardware products are expensed as incurred.

Shipping and handling costs

        Shipping and handling costs related to products sold are included in cost of revenue.

Income taxes

        The Company accounts for income taxes in accordance with the provisions of SFAS 109, Accounting for Income Taxes or SFAS 109. SFAS 109 requires the Company to account for income taxes using a balance sheet approach, requiring the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events having been recognized in the Company's financial statements or tax returns. Deferred income taxes have been provided for the differences between the financial reporting carrying values and the income tax reporting basis of the Company's assets and liabilities. These temporary differences consist of differences between the timing of the deduction of certain amounts between income tax and financial statement reporting purposes.

Comprehensive income (loss)

        Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Components of other comprehensive income (loss) that the Company currently reports are gains and losses from foreign currency translations and unrealized gains and losses from short-term investments, as follows (in thousands):

	Fiscal year ended
	July 28, 2007	July 29, 2006
Net income (loss)	$11,254	$(8,123)
Other comprehensive income:
Unrealized gain (loss) on investments	(3)	—
Net change in cumulative foreign currency translation adjustment	1,522	314

Comprehensive income (loss)	$12,773	$(7,809)

Net income (loss) per share

        The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share, or SFAS 128. Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing the net income applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding. In accordance with SFAS 128, incremental potential common shares from the conversion of preferred stock and the exercise of stock options and warrants are included in the calculation of diluted net income (loss) per share except when the effect would be anti-dilutive. On October 10, 2006, the Company's 1-for-12 reverse stock split of the Company's issued common stock became effective, and all share data has been retroactively adjusted to reflect this reverse stock split.

        The calculations for basic and diluted net income (loss) per share were as follows (in thousands):

	Fiscal year ended
	July 28, 2007	July 29, 2006
Numerator:
Net income (loss)	$11,254	$(8,123)

Denominator:
Weighted average common shares outstanding	19,536	2,206

Effect of dilutive shares
Stock options	940	—
Series A and C warrants	59	—
Conversion of preferred shares into common stock	4,258	—

Adjusted weighted-average common shares outstanding	24,793	2,206

Basic net income (loss) per share	$0.58	$(3.68)

Diluted net income (loss) per share	$0.45	$(3.68)

        Diluted net income (loss) per share does not reflect the following weighted-average potential common shares as the exercise prices of such options were greater than the average fair value of the Company's common stock during the respective periods, or the effect would have been anti-dilutive (in thousands):

	Fiscal year ended
	July 28, 2007	July 29, 2006
Conversion of preferred shares	—	15,181
Unvested restricted common stock and exercise of options and warrants	—	1,552
Unvested common stock "out of money"	152	—

Total	152	16,733

Reclassifications

        Certain prior year amounts have been reclassified to conform to the current financial statement presentation.

Recent accounting pronouncements

        In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, or FIN 48, which is an interpretation of SFAS No. 109, Accounting for Income Taxes or SFAS 109. FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109 by prescribing the minimum threshold a tax position is required to meet before being recognized in an enterprise's financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition, and clearly scopes out income taxes from SFAS No. 5, Accounting for Contingencies or SFAS 5. FIN 48 is effective for fiscal years beginning after December 15, 2006, requiring implementation in the first quarter of 2008. Differences between the amounts recognized in the statements of financial position prior to adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company has adopted FIN 48 on July 29, 2007 and is currently determining its impact on the consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements or SFAS 157. SFAS 157 establishes a common definition to provide enhanced guidance when using fair value to measure assets and liabilities, establishes a framework for measuring fair value, and expands disclosures about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently determining the impact of implementing SFAS 157 which will be effective for the fiscal year ending August 1, 2009.

        In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements or SAB 108. SAB 108 requires that public companies utilize a "dual-approach" to assessing the quantitative effects of financial misstatements. The dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company adopted the guidance under this bulletin on July 29, 2007. The implementation of SAB 108 is not expected to have a material impact on the Company's consolidated financial position or results of operations for the fiscal year ending August 2, 2008.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB No.115 or SFAS 159. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company is currently determining the impact of implementing SFAS 159, which will be effective for the fiscal year ending August 1, 2009.

Segment information

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information or SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to stockholders. Operating segments are identified as components of an enterprise about which separate financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment. SFAS 131 also requires the disclosure of certain information related to product and geographic information for those companies operating as one reportable segment. That information is provided below.

Product Information

        Revenue of the Company's major product categories is as follows:

	Fiscal year ended
	July 28, 2007	July 29, 2006
	(In thousands)
Telecommunications	$96,768	$54,070
Analog and cable TV	28,710	15,407

Total revenue	$125,478	$69,477

Geographic Information

        Revenue generated outside of the U.S. as of July 28, 2007 and July 29, 2006 was not material to our financial statements.

        The following table summarizes long-lived assets by geographic region. Long-lived asset data, (which consists of property and equipment and other assets) is based on physical location of the assets.

	Fiscal year ended
	July 28, 2007	July 29, 2006
	(In thousands)
United States	$5,974	$6,583
Australia	2,649	565
Israel	671	—

Total long-lived assets	$9,294	$7,148

3. Inventories

        Inventories consist of the following at:

	July 28, 2007	July 29, 2006
	(In thousands)
Raw materials	$14,545	$7,685
Work in process	1,011	1,276
Finished goods	5,128	2,740

	$20,684	$11,701

        Inventories are net of reserves of $2,175,200 and $686,400 at July 28, 2007 and July 29, 2006, respectively.

4. Property and Equipment

        Property and equipment consist of the following at:

	July 28, 2007	July 29, 2006
	(In thousands)
Machinery and equipment	$18,524	$13,284
Computer equipment and software	3,987	3,049
Furniture and fixtures	433	324
Leasehold improvements	618	493

	23,562	17,150
Less accumulated depreciation	(14,438)	(11,943)

	$9,124	$5,207

        Depreciation expense associated with property and equipment was $2,507,900, $2,520,100, and $2,359,200 in 2007, 2006 and 2005, respectively. Depreciation includes amortization of assets recorded under capital lease obligations in the year ended July 30, 2005.

5. Allowance for Doubtful Accounts

        The following table summarizes the changes in the Company's allowance for doubtful accounts for the period indicated:

	Fiscal year ended
	July 28, 2007	July 29, 2006	July 30, 2005
	(In thousands)
Balance at beginning of the year	$25	$24	$41
Amounts charged (credited) to expense	21	1	(15)
Accounts written off	—	—	(2)

Balance at end of year	$46	$25	$24

6. Purchased Intangible Assets Including Goodwill

        The carrying amount of goodwill for the years ended July 28, 2007 and July 29, 2006 and the changes in those balances are as follows (in thousands):

Balance at July 30, 2005	$—
Goodwill as a result of acquisitions	10,297
Foreign currency translation	236

Balance at July 29, 2006	$10,533
Goodwill as a result of acquisitions	26,072
Foreign currency translation	1,318

Balance at July 28, 2007	$37,923

        The Company performed the annual impairment test for goodwill for the years ended July 28, 2007 and July 29, 2006 and concluded no impairment charge was required.

        The gross carrying amount and accumulated amortization of the Company's intangible assets as of July 28, 2007 is as follows (in thousands):

	Gross carrying amount	Accumulated amortization	Net book value
Intellectual property	$2,023	$(17)	$2,006

	$2,023	$(17)	$2,006

        Amortization expense of intangible assets was $16,900 in 2007. The Company had no intangible assets as of July 29, 2006 or July 30, 2005. The Company had no intangible assets with indefinite lives in any of the aforementioned years.

        The estimated future annual amortization expense for each of the next five fiscal years is as follows (in thousands):

Fiscal Year	Estimated amortization expense
2008	$405
2009	$405
2010	$405
2011	$405
2012	$388

7. Other Assets

        Other assets consist of the following at:

	July 28, 2007	July 29, 2006
	(In thousands)
Deferred financing costs	$—	$1,916
Other	170	25

	$170	$1,941

        Deferred financing costs represent direct transactional costs the Company incurred in connection with the initial public offering. Deferred financing costs were reflected as a reduction of equity upon closing of the offering which occurred on November 1, 2006. Other consists of security deposits on our leased facilities.

8. Line of Credit

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

        On November 3, 2006, the Company paid the outstanding line of credit in full and subsequently cancelled the line of credit.

9. Investments

        The following is a summary of the Company's available-for-sale investments as of July 28, 2007 (in thousands):

Investment Type	Amortized cost	Gross unrealized gain	Gross unrealized loss	Market value
Corporate	$22,526	$—	$—	$22,526
Government-sponsored enterprise	23,221	—	(3)	23,218
Municipal	8,825	—	—	8,825

Total	$54,572	$—	$(3)	$54,569

Reported as:
Cash equivalents	$18,551	$—	$—	$18,551
Short-term investments	36,021	—	(3)	36,018

Total	$54,572	$—	$(3)	$54,569

        The Company accounts for its investments pursuant to SFAS 115 Accounting for Certain Investments in Debt and Equity Securities or SFAS 115. All of the Company's investments are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity. Gains and losses are not recorded in earnings until realized. The Company monitors its investments for other than temporary impairment, which results from the carrying value of the investments exceeding the fair value. If other than temporary impairment is identified the cost basis of the security is written down to fair value and the amount of the write-down is recorded as a realized loss through earnings. In evaluating unrealized losses for other than temporary impairment, the Company considers a number of factors including the duration and significance of the loss. The Company has the ability and intent to hold those investments with unrealized losses until a recovery of fair value. As of July 28, 2007, the Company held no securities with an unrealized loss position for more than twelve months and no realized losses were recorded.

        All investments mature in less than one year; those that mature in less than ninety day are classified as cash equivalents. At July 29, 2006 the Company had no investments.

10. Accrued Expenses

        Accrued expenses consist of the following at:

	July 28, 2007	July 29, 2006
	(In thousands)
Fees and expenses payable	$1,531	$636
Compensation and benefits	1,789	1,255
Professional services	1,012	259
Security deposit	57	57

Accrued expenses	$4,389	$2,207

        Fees and expenses payable consist primarily of accrued expenses related to taxes and insurance payable.

11. Other Current Liabilities

        Other current liabilities consist of $0 and $2.6 million in deferred revenue at July 28, 2007 and July 29, 2006, respectively. The Company is required to determine whether delivery of each shipment has occurred, and the Company specifies delivery terms and assesses each shipment against those terms and only recognizes revenue when there is certainty that the delivery terms are met. The Company recorded deferred revenue of $2.6 million as of July 29, 2006 for shipments where confirmation of delivery occurred after the end of the fiscal period.

12. Acquisitions

Engana Pty Limited

        On March 5, 2006, the Company acquired Engana Pty Limited, ("Engana") renamed Optium Australia Pty Limited, a leading innovator of ROADM technology, for approximately $26,272,000 including $638,000 in related acquisition costs. The purchase was funded through the issuance of 24,475,897 shares of Series D-1 Senior Convertible Preferred Stock and 729,361 shares of Series 2 non-voting common stock of the Company, including 2,447,583 and 72,936 of shares held in escrow, respectively, for all of the outstanding shares of Engana. The escrow shares were released six months following the closing of the Company's initial public offering. In determining the aggregate purchase price paid for Engana, the Company used $0.87204 per share for the Series D-1 Senior Convertible Preferred Stock, the per share base liquidation value of such stock, and $5.76 per share for the Series 2 non-voting common stock, the contemporaneous per share fair market value of the Company's common stock as determined by the Board of Directors. Additionally, fully-vested options to purchase 55,305 shares of common stock were granted in exchange for all outstanding options of Engana (which were fully-vested).

        This acquisition provided additional technology and products to enhance the Company's product offerings. The transaction was accounted for as a purchase in accordance with SFAS 141. As a result, the assets acquired and liabilities assumed were accounted for at fair value on the acquisition date, and the results of operations of Engana are included in the Company's consolidated results of operations since the acquisition date. Management is responsible for the valuation of net assets acquired, including in-process research and development and considered a number of factors, including valuations and appraisals, when estimating the fair market values and estimated useful lives of the acquired assets and liabilities. The Company believes the acquisition will provide access to new markets and complement existing product lines, resulting in an excess purchase price over the fair value of identifiable assets. The excess purchase price of $10,297,000 has been recorded as goodwill.

        The Engana purchase price was allocated as follows (in thousands):

Net assets acquired	$4,788
Acquired in-process research and development	11,187
Goodwill	10,297

Total purchase price	$26,272

        The following table summarizes the components of the assets acquired at fair value (in thousands):

Cash	$4,639
Net fixed assets and other	491
Less liabilities assumed	(342)

Net assets acquired	$4,788

        Engana's developmental project that had not reached technological feasibility and had no future alternative use was classified as acquired in-process research and development and expensed at the acquisition date. Efforts required to develop acquired in-process research and development into commercially viable products include the planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements. The $11,187,000 of acquired in-process research and development was expensed through the consolidated statement of operations as a separate component of operating expenses at the acquisition date.

        The acquired in-process research and development expense of $11,187,000 relates to the acquired WSS ROADM project and was determined using the income approach assuming cash flows over ten years and using a risk adjusted discount rate of 30%. The discount rate was based on fundamental data for a group of market participants, as well as venture capital studies. The ten year life is based on the life expectancy of this ROADM product in the market place with an assumed growth rate of 75% diminishing to 1.6% and no assumed terminal value. The WSS ROADM product line began generating revenue in the second quarter of fiscal year 2007.

Kailight Photonics Inc.

        On May 15, 2007, the Company acquired Kailight Photonics, Inc., ("Kailight") a technology leader in 40Gb/s optical transmission products, for approximately $35,860,000, including $711,300 of transaction costs associated with the acquisition and subject to certain working capital adjustments. Approximately $3,350,000 of the purchase price is being held in escrow pending the outcome of certain matters outlined in the purchase agreement, for which the Company is indemnified. In addition, the Company may also be required to pay up to $5,000,000 in additional future payments based on the achievement of certain performance milestones. Any such payment will be recorded as additional purchase price in the period it is probable such payment is earned. Pursuant to the merger agreement, outstanding Kailight stock options were converted into Optium stock options. Of the total options granted to Kailight employees and consultants, 9,652 options with an exercise price of $0.11 were fully vested and assigned a fair value of $148,776 using the Black-Scholes option pricing model and were accordingly recorded as purchase price.

        The transaction was accounted for as a purchase in accordance with SFAS 141. As a result, the assets acquired and liabilities assumed were accounted for at fair value on the acquisition date, and the results of operations of Kailight are included in the Company's consolidated results of operations from the acquisition date. Management is responsible for the valuation of net assets acquired, including in-process research and development and considered a number of factors, including valuations and appraisals, when estimating the fair market values and estimated useful lives of the acquired assets and liabilities. The Company believes the acquisition provides synergies with existing product lines and expands on our current transceiver capabilities, resulting in an excess purchase price over the fair value of identifiable assets. The excess purchase price of $26,072,000 has been recorded as goodwill. The purchase price allocation is not finalized as we have not yet determined fair market values for certain net assets acquired which may affect the closing balance sheet. We do not believe that any adjustments to the fair values will materially modify the preliminary purchase price allocation.

        The Kailight purchase price was preliminarily allocated as follows (in thousands):

Net assets acquired	$(212)
Acquired in-process research and development	10,000
Goodwill	26,072

Total purchase price	$35,860

        The following table summarizes the components of the assets acquired at fair value (in thousands):

Cash	$489
Net fixed assets	597
Accounts receivable and other	262
Less liabilities assumed	(1,560)

Net assets acquired	$(212)

        Kailight's developmental project that had not reached technological feasibility and had no future alternative use was classified as acquired in-process research and development and expensed at the acquisition date. Efforts required to develop acquired in-process research and development into commercially viable products include the planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements. The $10,000,000 of acquired in-process research and development was expensed through the consolidated statement of operations as a separate component of operating expenses at the acquisition date.

        The acquired in-process research and development expense of $10,000,000 relates to the acquired 40Gb/s project and was determined using the income approach assuming cash flows over ten years and using risk adjusted discount rates ranging from 20% to 30% for the four defined segments of the 40Gb/s project. The discount rates were based on fundamental data for a group of market participants, as well as venture capital studies. The ten year life is based on the life expectancy of the products in the market place with an assumed growth rate of up to 314% diminishing to 10% and no assumed terminal value. The Company expects to incur an additional $1,800,000 related to the development of products utilizing 40Gb/s technology during fiscal year 2008. These products are expected to be available for shipment in fiscal year 2008.

Pro Forma Financial Information

        The following unaudited pro forma financial information represents the Company's consolidated results from operations for the period indicated, as if the acquisitions of Engana and Kailight had occurred at the beginning of the period presented. Unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the acquisitions occurred at the beginning of the periods presented, nor is it necessarily indicative of future results of operations. These pro forma results are based upon the respective historical financial statements of the respective companies, and do not incorporate, nor do they assume any benefits from cost savings or synergies of operations of the combined Company. Unaudited pro forma results of operations are presented after giving effect to certain adjustments, including adjustments to reflect increased intangible asset amortization, decreased interest income on the cash used to finance the acquisitions, increased interest expense on the debt incurred to finance certain acquisitions and increased income taxes at a rate consistent with the Company's effective tax rate in each year. The pro forma results exclude the write-off of purchased in-process research and development expenses related to the Kailight acquisition in 2007 and Engana acquisition in 2006.

Pro forma Results for Engana Acquisition

	Fiscal year ended
	July 29, 2006	July 30, 2005
	(In thousands, except per share data)	(In thousands, except per share data)
Pro forma revenues	$69,477	$37,076
Pro forma net income (loss)	$838	$(3,586)
Pro forma net income (loss) per share—basic	$0.32	$(1.44)
Pro forma net income (loss) per share—diluted	$0.04	$(1.44)
Reported net income (loss)	$(8,123)	$(1,451)
Reported net income (loss) per share—basic and diluted	$(3.68)	$(0.83)

Pro forma Results for Kailight Acquisition

	Fiscal year ended
	July 28, 2007	July 29, 2006
	(In thousands, except per share data)	(In thousands, except per share data)
Pro forma revenues	$125,543	$69,510
Pro forma net income (loss)	$14,192	$199
Pro forma net income (loss) per share—basic	$0.73	$0.09
Pro forma net income (loss) per share—diluted	$0.57	$0.01
Reported net income (loss)	$11,254	$(8,123)
Reported net income (loss) per share—basic	$0.58	$(3.68)
Reported net income (loss) per share—diluted	$0.45	$(3.68)

Microdisplay Assets

        On July 10, 2007, the Company acquired certain intellectual property assets of Microdisplay Corporation related to the design of Liquid Crystal on Silicon (LCoS) wafers used in its next generation WSS ROADM product line. The aggregate purchase price of the transaction was approximately $2.0 million, including the assumption of certain liabilities. The purchase of these assets has been recorded as completed technology and classified as an intangible asset on the balance sheet as of the acquisition date. The acquired intangible assets will be amortized over a 5 year useful life. The amortization expense related to the Microdisplay assets is included in our consolidated statements of operations in the selling, general and administrative expense line item for the year ended July 28, 2007.

        The acquisition of the LCoS integrated circuit technology strengthens the Company's position in the ROADM product market, as the Company continues to integrate additional features into its ROADM products and target new applications and market segments. The rights to the LCoS integrated circuit technology used in the Company's ROADMs are expected to drive cost efficiencies including improved flexibility to add more unique software-defined features.

        The results of these acquisitions are included in the accompanying consolidated financial statements as of their respective dates of acquisition.

13. Redeemable Convertible Preferred Stock

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

On November 1, 2006, the Series A warrant was exercised.

14. Stockholders' Equity (Deficit)

Common stock

        The Company has authorized under its Certificate of Incorporation, as amended October 10, 2006, the issuance of 100,000,000 shares of common stock, of which 729,361 were designated Series 2 nonvoting common stock. The Series 2 nonvoting common stock automatically converted into voting common stock upon the closing of the Company's initial public offering when the conversion of all shares of preferred stock occurred.

        On October 9, 2006, the Company's Board of Directors approved a 1-for-12 reverse stock split of the Company's issued common stock, subject to stockholder approval. On October 10, 2006, the Company's stockholders approved the reverse stock split. The reverse stock split became effective on October 10, 2006, upon the filing by the Company of an amendment to the Certification of Incorporation with the Delaware Secretary of State giving effect to the reverse stock split. Common share and common share-equivalents have been restated to reflect the reverse stock split for all periods presented.

Stock incentive plan

        Effective July 30, 2006, the Company adopted SFAS 123R, which requires companies to recognize in their statement of operations all share-based payments, including grants of stock options, based on the grant date fair value. The Company adopted SFAS No. 123(R) using the prospective-transition method. Stock-based compensation is measured at the grant date, based on the fair value of the award, and expensed over the requisite service period. The application of SFAS 123R involves significant amounts of judgment in the determination of inputs into the Black-Scholes model which the Company uses to determine the value of stock options. Inherent in this model are assumptions related to expected stock price volatility, option life, risk free interest rate and dividend yield. While the risk free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which make them critical accounting estimates. The fair value of each stock option grant was estimated on the date of the grant using the Black-Scholes option-pricing model and the assumptions disclosed in the Summary of Significant Accounting Policies in Note 2.

        Prior to the adoption of SFAS 123R, the Company accounted for its stock-based compensation granted to employees in accordance with the provisions of APB 25. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price of the option. The Company recorded stock-based compensation to the extent that the exercise price was less than the fair value of the Company's stock on the date of grant.

        Additionally, in the prior period, the Company disclosed the information required under SFAS 123, using the minimum value method. Stock issued to non-employees is accounted for under the provisions of EITF 96-18. In accordance with SFAS 123R, options that were valued using the minimum value method under Statement 123, for purposes of pro forma disclosure, must be transitioned to SFAS 123R using the prospective transition method. Under the prospective transition method, options granted prior to fiscal 2007 will continue to be accounted for under the same accounting principles (recognition and measurement) originally applied to those awards, which for the Company was APB 25. Accordingly, the adoption of SFAS 123R did not result in any compensation cost being recognized for the options granted prior to the adoption of SFAS 123R.

        Under Statement 123, non-employee stock-based compensation is accounted for based on the fair value of the consideration received or equity instruments issued, whichever is more readily determinable. However, Statement 123 does not address the measurement date and recognition period. EITF 96-18 states a consensus that the measurement date should be the earlier of the date at which a commitment for performance by the counterparty is reached or the date at which the counterparty's performance is complete.

        Under the pro forma disclosure previously required under SFAS 123, the compensation cost for the Company's stock-based compensation plans had been determined based upon the fair value of the options at the grant date. Consistent with the methodology prescribed under Statement 123, the Company would have recorded approximately $454,000, $210,000 and $32,000 as stock based compensation in selling, general and administrative expenses for the years ended July 28, 2007, July 29,

2006 and July 30, 2005, respectively, related to the grants issued prior to the adoption of SFAS 123R, as presented below (in thousands):

	Fiscal year ended
	July 28, 2007	July 29, 2006	July 30, 2005
Net income (loss), as reported	$11,254	$(8,123)	$(1,451)
Add: Stock-based compensation under APB 25	494	162	3
Add: Stock-based compensation under SFAS123R	936	—	—
Less: Stock-based compensation expense determined under fair value method for all awards	(1,367)	(210)	(32)

Net income (loss), pro forma	$11,317	$(8,171)	$(1,480)

Net income (loss) per share:
Reported net income (loss) per share—basic	$0.58	$(3.68)	$(0.83)
Reported net income (loss) per share—diluted	$0.45	$(3.68)	$(0.83)
Pro forma net income (loss) per share—basic	$0.58	$(3.70)	$(0.85)
Pro forma net income (loss) per share—diluted	$0.46	$(3.70)	$(0.85)

        During the year ended July 28, 2007, 791,609 stock options with a weighted average grant date fair value of $11.99 per option were granted under the Company's Stock Option Plans. The compensation expense charged against earnings for SFAS 123R stock-based compensation for the fiscal year 2007 was approximately $985,100. The impact of stock-based compensation expense was $0.05 per basic and $0.04 per diluted share in the year ended July 28, 2007. As of July 28, 2007, there was approximately $7,307,500 in unrecognized compensation expense related to non-vested stock option agreements. This unrecognized expense is expected to be recognized as compensation expense over the weighted-average vesting period of 4 years.

        In fiscal year 2000, the Company adopted the 2000 Optium Corporation Stock Incentive Plan, as amended, (the "2000 Plan") under which 3,457,073 shares of common stock were reserved for issuance. As of July 28, 2007, no shares are available for future grants under the 2000 Plan. Under the terms of the 2000 Plan, the Company could grant nonqualified or incentive stock options, restricted stock, or make awards of stock appreciation rights to directors, officers, employees, and consultants of the Company. Option grants under the 2000 Plan generally vest over four years and expire ten years from the date of grant. All options and shares cancelled or forfeited after October 10, 2006 (the effective date of the 2006 Plan) under the 2000 Plan are added back to the balance of shares reserved for issuance under the 2006 Plan.

        Stock option transactions under the 2000 Plan for the year ended July 28, 2007 are summarized as follows:

	Number of options	Range of exercise prices	Weighted average exercise price
Balance—July 29, 2006	1,651,766	$0.48 - $10.92	$3.6692
Granted	188,924	$14.04 - $17.50	$14.9403
Forfeited	(38,075)	$0.48 - $17.50	$9.1315
Exercised	(108,301)	$0.48 - $10.92	$1.4122

Outstanding—July 28, 2007	1,694,314	$0.48 - $17.50	$4.9487

Options exercisable—July 28, 2007	926,210	$0.48 - $14.28	$2.5506

        During the year ended July 28, 2007 certain employees exercised options to purchase 108,301 shares of the Company's common stock for proceeds of $153,134. These option exercises had an intrinsic value of approximately $1,346,500.

        The weighted average remaining life of the options as of July 28, 2007 is 7.71 years.

        During the first quarter of fiscal year 2007, the Company adopted the 2006 Optium Corporation Stock Incentive Plan, as amended, (the "2006 Plan") under which 283,333 shares of common stock have been reserved for issuance. The 2006 Plan provisions provide for an automatic increase at the beginning of every quarter of each fiscal year in the number of shares reserved and available for issuance under the plan by a number equal to 0.75% of the then outstanding number of shares of common stock. The 283,333 shares reserved does not include the additional 190,059 and 190,146 shares reserved as of the first day of the Company's fiscal year 2007 third and fourth quarters, respectively. An additional 190,732 shares were reserved as of the first day of the Company's first quarter of 2008. In addition, the number of shares reserved for issuance under the 2006 Plan are automatically increased by the number of shares and options cancelled or forfeited under the 2000 Plan after October 10, 2006. Cancellations or forfeits under the 2006 Plan are also added back to increase the total number of shares available for issuance under the 2006 Plan. During the year ended July 28, 2007, 38,810 cancelled or forfeited shares were added to the number of shares reserved for issuance under the 2006 Plan, pursuant to these provisions. Under the terms of the 2006 Plan, the Company may grant nonqualified or incentive stock options, restricted stock, or make awards of stock appreciation rights to directors, officers, employees, and consultants of the Company. The exercise price for grants shall be determined by the Board of Directors on the date of grant, but in no event shall the exercise price of incentive stock options be less than 100% of the fair market value of the common stock (110% for any incentive stock option granted to a person owning more than 10% of the total combined voting power of all classes of stock as determined by the Board of Directors on the date of grant). Option grants under the 2006 Plan generally vest over four years and expire ten years from the date of grant. As of July 28, 2007, 602,685 options of common stock were granted under the 2006 Plan. All options cancelled or forfeited under the 2006 Plan are added back to the balance of shares reserved for issuance under the Plan.

        Stock option transactions under the 2006 Plan for the year ended July 28, 2007 are summarized as follows:

	Number of options	Range of exercise prices	Weighted average exercise price
Balance—July 29, 2006	—	—	—
Granted	602,685	$0.11 - $1,110.24	$19.1797
Forfeited	(20,110)	$13.43 - $ 21.34	$18.5428
Exercised	—	—	—

Outstanding—July 28, 2007	582,575	$0.11 - $1,110.24	$19.2015

Options exercisable—July 28, 2007	10,228	$0.11 - $1,110.24	$21.1480

        Pursuant to the terms of the Kailight Photonics, Inc. acquisition agreement, the Company assumed stock options outstanding with Kailight employees and consultants. The Company assumed 9,652 fully vested Kailight options with an exercise price of $0.11. Additionally, the Company assumed 222, 145, and 40 options with exercise prices of $328.63, $657.26, and $1,110.24, respectively, all of which were fully vested. The stock compensation expense related to the fully vested options with an exercise price of $0.11 was recorded as additional purchase price.

        During the year ended July 28, 2007, 10 shares were gifted to an employee and the Company recognized compensation expense for the shares based on the fair market value of the stock at the date of grant. Also during the year ended July 28, 2007, 2000 restricted stock awards were granted to a consultant and immediately vested; accordingly the Company recognized the compensation expense for these awards based on the fair value of the stock at the date of grant. No unvested restricted stock awards were outstanding at July 28, 2007 or July 29, 2006. As of July 28, 2007, 861,747, 295,862, and 582,575 shares were authorized, available and outstanding, respectively under the 2006 Plan.

        The weighted average remaining life of the options as of July 28, 2007 is 9.67 years.

        The detail of all options exercisable as of July 28, 2007 is as follows:

Number of options	Range of exercise prices	Weighted average exercise price	Weighted average remaining life
587,281	$0.11 - $ 0.96	$0.57	6.19
82,267	$1.08 - $ 3.96	$1.58	7.66
158,961	$5.25 - $ 5.76	$5.49	8.62
107,522	$9.24 - $ 15.23	$9.54	8.75
407	$328.63 - $1,100.24	$522.53	9.80

        The total intrinsic value of the fully vested and exercisable options above, had they been exercised on July 28, 2007, was approximately $9,428,000.

Deferred Compensation

        The Company's Board of Directors has determined the fair value of all stock option grants on the date of the grants. In April 2006, as a result of improved operating performance, the execution of a letter of intent to acquire Engana, external market factors affecting the Company's market sector, as well as feedback from investment bankers indicating that the Company was now a viable initial public offering candidate, the Board of Directors retrospectively determined the fair value of the Company's common stock for all stock options granted during the three fiscal quarters beginning May 1, 2005 and ending January 28, 2006. As a result of the Company's retrospective determinations of fair value of the common stock for prior option grant dates of June 23, 2005, September 21, 2005 and November 7, 2005, the Company recorded an aggregate of approximately $125,000 of deferred stock-based compensation on the balance sheet for the stock options granted on those dates. The amount of deferred stock-based compensation for each stock option grant on these dates was calculated based on the difference between the retrospectively determined fair value per share of the common stock at the date of the grant and the exercise price of the option. The Company will amortize this deferred stock-based compensation expense over the vesting period of the applicable stock option grants, subject to adjustment for any stock options which are cancelled or accelerated.

        In June 2006, based on the Company's retrospective determinations of fair value of its common stock, the Company offered to the recipients of stock option grants on June 23, 2005, September 21, 2005 and November 7, 2005, the ability to amend the terms of their stock options to increase their per share exercise price from $0.96 to $1.08 in the case of June 23, 2005 grants, from $1.20 to $2.40 in the case of the September 21, 2005 grants and from $1.20 to $3.96 in the case of the November 7, 2005 grants. All of such stock option recipients have chosen to amend their stock options to a higher exercise price in order to avoid potential adverse personal income tax consequences. There was no additional consideration offered to the employees in exchange for amending their stock options.

        In relation to these amended stock options, the Company recorded deferred stock-based compensation of approximately $1.5 million in the balance sheet in addition to the approximately $125,000 in deferred stock-based compensation referenced above. The amount of additional deferred stock-based compensation for each amended stock option was calculated based upon the difference between the amended exercise price of $1.08 per share, $2.40 per share or $3.96 per share, as applicable, and $10.92 per share, the valuation by the Board of Directors of the per share fair value of our common stock as of the date of amendment of the stock options. The Company will amortize this additional deferred stock-based compensation expense over the vesting period of the applicable stock option grants, subject to adjustment for any stock options which are cancelled or accelerated. During the year ended July 28, 2007, total stock-based compensation related to the revaluation and remeasurement of these grants was approximately $520,400.

Warrants issued to employees

        On April 31, 2003, the Company issued 1,308,954 warrants with an exercise price of approximately $0.05 per share to purchase shares of the Company's Series C preferred stock to officers and employees who invested in the Series B preferred stock offering in fiscal 2001. The warrants are immediately exercisable and expire on the earliest of termination of employment with the Company or January 31, 2013. The excess of the fair market value of the Series C preferred stock over the exercise price of approximately $195,900 was included in general and administrative expenses for the year ended August 2, 2003. During fiscal year 2004, the Company canceled 58,007 Series C warrants as a result of an employee termination and reduced its fiscal year 2004 salary expense by $8,680. During the year ended July 29, 2006, 663,178 warrants were exercised for 55,264 shares of common stock and proceeds of $33,398. During the year ended July 28, 2007, no warrants were exercised.

Warrants issued in connection with capital lease financing

        On May 16, 2001, in connection with the closing of the capital lease line of credit (see Note 8), the Company issued a warrant to purchase 450,000 shares of Series A preferred stock at $0.33333 per share. The warrant vested immediately upon issuance and expires at the later of (i) ten years from the date of issuance or (ii) five years after the date of a qualified public offering of the Company's common stock, as defined. The Company has reserved 450,000 shares of Series A preferred stock for issuance under the warrant agreement. The Company accounts for these warrants in accordance with APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." The Company valued these warrants using the Black-Scholes option pricing model using the following assumptions: 80% volatility, 5.39% risk-free interest rate, 0.0% dividend yield, and a ten-year expected life, resulting in deferred financing costs of $125,336. Deferred financing costs are amortized to interest expense over the term of the debt using a method that approximates the interest method. In November 2006, these options were exercised in full pursuant to its cashless exercise provision and we issued 36,789 shares of common stock.

15. Accrued Warranty Costs

        The following summarizes the changes in the Company's warranty accrual for the fiscal years 2005, 2006 and 2007 (in thousands):

Ending balance July 31, 2004	$89
Warranty accruals	102
Warranty repairs	(86)

Ending balance July 30, 2005	105
Warranty accruals	236
Warranty repairs	(118)

Ending balance July 29, 2006	223
Warranty accruals	428
Warranty repairs	(292)

Ending balance July 28, 2007	$359

16. Income Taxes

        As of July 28, 2007, the Company had U.S. federal net operating loss ("NOL") carry forwards of approximately $25.4 million, which will begin expiring in 2022 and fully expire by 2025. In addition, as of July 28, 2007, the Company also had federal research and development credit carry forwards of $1.9 million and federal alternative minimum tax credit carry forwards of $0.4 million. The federal research and development credit carry forwards will begin expiring in 2015. The federal alternative minimum tax credits have an indefinite carry forward period.

        Upon examination, certain NOL carry forwards and credits are subject to potential adjustment by the Internal Revenue Service ("IRS") and may be limited by the occurrence of certain events, including significant changes in ownership interests. The Company has performed an analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code has occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of the NOL carry forwards attributable to periods before the change. Based on the analysis performed, management has concluded the Company's federal NOL carry forwards are not subject to limitation at this time. Furthermore, management has concluded the Company has adequately accrued for potential tax exposure in open tax years.

        As of July 28, 2007, the Company had state NOL carryforwards of $9.8 million which will begin expiring in 2022.

        In connection with the acquisition of Engana Pty Limited, the Company acquired Australian NOL tax carry forwards and credits in the amount of approximately $4.8 million. These NOL carry forwards and credits are subject to review and possible adjustments by the Australian Taxation Office ("ATO") and may be limited by the occurrence of certain events, including significant changes in ownership interests or significant changes in the business of the Company. This is a factual test that can only be determined in the year in which the NOL carry forward is sought to be utilized. There is no time limit on the use of Australian NOL carry forwards. Acquired NOLs have been fully offset by a valuation allowance. Upon utilization of these NOL carry forwards, goodwill will be reduced.

        The Company has incurred approximately $11.0 million of Australian NOL carryforwards since the acquisition which the Company believes are utilizable to offset future income. As of July 28, 2007, the Company's Australian operations were in a net deferred tax asset position. Based on the weight of available evidence, management has recorded a full valuation allowance against the Company's Australian deferred tax assets in excess of deferred tax liabilities.

        In connection with the Kailight Photonics, Inc. acquisition, the Company acquired US Federal NOL tax carryforwards in the amount of approximately $7.5 million. The Company will perform an analysis to determine whether a Section 382 ownership change has occurred, but the company expects the use of these NOLs will be significantly limited. Accordingly, management in its preliminary allocation of the purchase price, recorded no value to the acquired deferred tax assets. If any of these acquired NOL carryforwards are utilized, goodwill will be reduced.

        At July 29, 2006, Optium recorded a valuation allowance of $18.8 million with respect to certain federal and state deferred tax assets. Due to the lack of historic earnings and uncertainty with respect to the existence of future taxable income of the appropriate character, management concluded it was more likely than not (a likelihood of more than 50 percent) the Company would not realize its federal and state deferred tax assets in excess of existing deferred tax liabilities. Accordingly, for the year ended July 29, 2006, management recorded a full valuation allowance against the Company's net deferred tax asset.

        The Company has not provided U.S. deferred taxes on certain foreign earnings invested abroad. As of July 28, 2007, there is no formal plan in place to repatriate any foreign earnings to the United States. Determination of the unrecognized deferred tax liability amount is not practicable.

        At July 28, 2007 and July 29, 2006, the components of the Company's U.S. federal net deferred taxes are as follows (in thousands):

	July 28, 2007	July 29, 2006
Domestic, federal and state NOL carryforwards	$9,531	$15,113
Federal and state AMT credit	419	106
Federal and state research and development credit	1,929	1,565
Depreciation and amortization	732	581
Accrued employee benefits	184	—
Accrued expenses	1,062	—
Other accruals	—	519

Total deferred tax assets	13,857	17,884
Valuation allowance	—	(17,884)

Net deferred tax assets	$13,857	$—

        Because of the Company's lack of earnings history prior to 2007, the deferred tax assets had been fully offset by a valuation allowance. In assessing the realizability of deferred tax assets, management concludes it is more likely than not some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which those temporary differences become deductible or within the periods before carry forwards expire. Based on cumulative US taxable net earnings for the Company through July 28, 2007 and the expected future profitability of the U.S. operations, during the fourth quarter of fiscal 2007, the Company reversed the valuation allowance on its NOL and other credit carryforwards and recorded an income tax benefit of approximately $13 million.

        For the year ended July 28, 2007, the Company has a current tax provision of approximately $1.5 million for federal and state alternative minimum tax ("AMT") and state income tax related to fiscal year 2007 income tax exposure. Income before income tax for the year ended July 28, 2007 includes a pre-tax loss of approximately $5.0 million related to foreign operations.

        Income tax (benefit) expense from operations is comprised of the following components (in thousands):

	Fiscal year ended
	July 28, 2007	July 29, 2006
Federal Income Taxes
Current	$782	$119
Deferred	(12,678)	—

	$(11,896)	$119

State Income Taxes
Current	$701	$—
Deferred	(1,179)	—

	$(478)	$—

Israel Income Taxes
Current	$28	$—
Deferred	$—	$—

	$28	$—

Income tax (benefit) expense	$(12,346)	$119

        A reconciliation of the United States income tax rate to the effective tax rate for U.S. operations is as follows:

	Fiscal year ended
	July 28, 2007	July 29, 2006	July 30, 2005
Tax at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal	4.0	4.0	4.0
R&D credits	(2.0)	—	—
Federal and state AMT for which a full valuation allowance has been established	—	1.6	—
Change in valuation allowance	(129.3)	(39.0)	(39.0)
Other	2.8	—	—

Effective tax rate	(89.5)%	1.6%	0%

17. Commitments and Contingencies

Commitments

        The Company has operating leases for office, warehouse, and manufacturing space through 2010. Future annual minimum lease payments under noncancelable operating leases as of July 28, 2007 are as follows (in thousands):

2008	$1,204
2009	850
2010	387

Total future minimum lease payments	$2,441

        Total rent expense under operating leases was $1,114,700, $787,500 and $681,500 in 2007, 2006, and 2005, respectively.

Contingencies

        In December 2004, we terminated our relationship with Appletec Limited, an Israeli company that was assisting us with our sales efforts in Israel. Beginning in February 2005 and through May 2005, we received correspondence from Appletec claiming we owed Appletec sales commissions. We do not believe that we owe any further commissions to Appletec. However, in June 2005 we sent a letter to Appletec's counsel proposing a settlement. We did not receive a response to our proposal and Appletec filed an action in Israel against us and a consultant of ours alleging damages in an amount of approximately $1,800,000. We intend to defend ourselves vigorously and we do not expect the ultimate outcome of this matter to have a material adverse effect on our business, financial position, or results of operations.

        On September 11, 2006, JDS Uniphase Corporation and EMCORE Corporation filed a complaint in the United States District Court for the Western District of Pennsylvania alleging that the Company's 1550 nm HFC externally modulated transmitter, in addition to possibly "products as yet unidentified," infringes on two U.S. patents. Since expert discovery is currently in process, the Company is unable to determine the ultimate outcome of this litigation. On March 14, 2007, JDS Uniphase and EMCORE Corporation filed a second complaint in the United States District Court for the Western District of Pennsylvania alleging that the Company's 1550 nm HFC quadrature amplitude modulated transmitter, in addition to possibly "products as yet unidentified," infringes on another U.S. patent. Since discovery is currently in process, the Company is unable to determine the ultimate outcome of this second litigation. During the fiscal year ended July 28, 2007, sales of our 1550 nm HFC externally modulated transmitter and our 1550 nm HFC quadrature amplitude modulated transmitters, together, represented approximately 5% of our revenues. The plaintiffs are seeking for the court to declare that we have willfully infringed on such patents and to be awarded up to three times the amount of any compensatory damages found, if any, plus any other damages and costs incurred. We intend to vigorously defend the claims asserted against us and we believe that we have meritorious defenses.

        In the ordinary course of business, the Company is party to litigation, claims and assessments. Based on information currently available, management does not believe the impact of these matters will have a material effect on the financial condition, results of operations or cash flows of the Company.

Employment agreements

        The Company has employment agreements with certain officers and key employees. The agreements are for two or three year periods that expire in either April 2008 or April 2009. According to the terms of the agreements, if there is a termination without cause, as defined, the Company must pay, depending on the agreement, severance pay of one to two years.

18. Major Customers

        Accounts receivable potentially subject the Company to a concentration of credit risk. The Company currently derives its revenues from a variety of companies in many different geographic locations internationally and in the United States operating within the telecommunications and Cable TV industry.

        Revenues from major direct customers comprising 10% or more of total revenues during the years ended July 28, 2007 and July 29, 2006, respectively were as follows:

	Fiscal year ended
	July 28, 2007	July 29, 2006
Ericsson	22%	17%
Cisco/ Scientific Atlanta(1)	20%	20%
Sanmina(2)	13%	12%
Celestica(2)	6%	13%

    (1)
    Cisco and Scientific-Atlanta merged during our fiscal 2006. The amounts shown in the table above represent combined sales to the companies pre-and post-merger for the full periods.

    (2)
    Celestica and Sanmina are contract manufacturers that purchase our products on behalf of several of our network systems vendor customers.

        Accounts receivable from these four customers at July 28, 2007 represented 48% of total accounts receivable.

19. Related Party Transactions

        During the years ended July 28, 2007 and July 29, 2006, the Company paid a sales and marketing consultant, who is the brother of the president and chief executive officer of the Company, $145,800 and $126,300, respectively, in cash compensation during such fiscal periods. In addition, during the years ended July 28, 2007 and July 29, 2006, the Company granted, for no additional consideration, 2,000 and 6,875, respectively, restricted shares of common stock with fair market values of $38,890 and $39,525, respectively. In 2007, the Company also granted 6,000 options to purchase the Company's common stock at an exercise price of $13.37, which was the fair market value on the date of grant. These options vest over a four year period and expire in ten years, so long as Mr. Gretel's service relationship with the Company continues.

        During the years ended July 28, 2007 and July 29, 2006 the Company used Gertel Asset Management, a company that provides private jet air transportation, for certain business travel by our executive officers and other employees. The Company's CEO has an ownership interest in Gertel Asset Management. Payments to Gertel Asset Management by the Company were approximately $58,000 and $25,000, respectively, during such periods.

        Amounts paid to related parties represented values considered fair and reasonable, reflective of arm's length transactions.

20. Interest and Other Income, Net

        Interest and other income, net consists of the following (in thousands):

	Fiscal year ended
	July 28, 2007	July 29, 2006	July 30, 2005
Interest income	$3,574	$283	$162
Interest expense	(16)	(78)	(12)
Other income	43	6	—
Other expense	(14)	—	(31)

	$3,587	$211	$119

21. Employee Benefit Plans

        The Company sponsors the Optium Corporation 401(k) Retirement Savings Plan (the "401(k) Plan". The 401(k) enables employees to make pretax contributions up to the maximum allowable amounts set by the IRS. Under the 401(k) Plan, the Company may match a portion of the employee contribution up to a defined maximum. Effective June 1, 2007, the Company increased the defined maximum for employer matching contributions. The Company may, but is not obligated to, provide profit-sharing contributions to employees. For the years ended July 28, 2007, July 29, 2006 and July 30, 2005, the Company made $184,500, $135,900, and $105,800, respectively, in matching contributions to the 401(k) Plan.

        Australian employers are required to contribute to a deferred contribution plan of each employee's choice in an amount equivalent to 9% of an employee's annual salary. Our Australian subsidiary has this requirement. The expense recognized for the years ended July 28, 2007 and July 29, 2006 were $261,700 and $60,000, respectively.

        The Company has no similar benefit plan obligations to its Israeli employees.

22. Summarized Quarterly Financial Information (unaudited)

        Summarized quarterly financial data for the year ended July 28, 2007 are as follows:

	Quarter ended
	July 28, 2007	April 28, 2007	January 27, 2007	October 28, 2006
	(In thousands, except per share amounts)
Revenue	$26,782	$34,547	$34,139	$30,010
Gross profit	$6,290	$9,357	$9,925	$8,705
Net income(1)	$1,215	$3,418	$3,862	$2,759
Basic shares outstanding	25,395	25,350	24,592	2,864
Basic earnings per share	$0.05	$0.13	$0.16	$0.96
Diluted shares outstanding	26,119	26,647	26,592	20,630
Diluted earnings per share	$0.05	$0.13	$0.15	$0.13

    (1)
    Net income for the fourth quarter of 2007 includes a tax benefit of $12.3 million related to the reversal of the valuation allowance on deferred tax assets.

        Summarized quarterly financial results for the year ended July 29, 2006 are as follows:

	Quarter ended
	July, 29 2006	April 29, 2006	January 28, 2006	October 29, 2005
	(In thousands, except per share amounts)
Revenue	$22,985	$16,463	$16,013	$14,016
Gross profit	$6,670	$4,207	$3,606	$3,042
Net income (loss)	$1,695	$(11,012)	$817	$377
Basic shares outstanding	2,850	2,331	1,822	1,818
Basic earnings per share	$0.59	$(4.73)	$0.45	$0.21
Diluted shares outstanding	20,441	2,331	17,275	16,981
Diluted earnings per share	$0.08	$(4.73)	$0.05	$0.02

Optium Corporation
Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form and Registration or Commission No.	Exhibit	Filing Date	Filed Herewith (X)
2.1	Agreement and Plan of Merger by and among Optium Corporation, CLP Acquisition I Corp., Kailight Photonics, Inc. and the Stockholders Representatives named therein dated March 27, 2007 as amended by the Acknowledgement and Agreement to the Agreement and Plan of Merger dated April 11, 2007	8-K (001-33109)	2.1	5/21/2007
3.1	Form of Seventh Amended and Restated Certificate of Incorporation of the Registrant	S-1/A (333-135472)	3.2	10/11/2006
3.2	Second Amended and Restated By-laws of the Registrant	S-1/A (333-135472)	3.3	10/11/2006
4.1	Specimen Stock Certificate for shares of the Registrant's Common Stock	S-1/A (333-135472)	4.1	10/23/2006
10.1	Second Amended and Restated Registration Rights Agreement by and among the Registrant, the Investors and the Stockholders named therein, dated as of March 4, 2006	S-1 (333-135472)	10.1	6/29/2006
10.2	Form of Indemnification Agreement between the Registrant and its Directors and Executive Officers	S-1 (333-135472)	10.2	6/29/2006
10.3*	Registrant's 2006 Stock Option and Incentive Plan	S-1/A (333-135472)	10.3	10/11/2006
10.4*	Israeli Addendum to 2006 Stock Option and Incentive Plan	S-8 (333-143504)	4.2	6/5/2007
10.5*	2000 Stock Incentive Plan, as amended, and forms of agreements thereunder	S-1 (333-135472)	10.4	6/29/2006
10.6	Lease Agreement between the Registrant and 200 Precision Drive Investors, LLC for the premises located at 200 Precision Drive, Horsham, Pennsylvania, dated September 26, 2006	S-1/A (333-135472)	10.23	10/11/2006
10.7	Lease Agreement between the Registrant and SV Central Florida Phase II Limited Partnership, for the premises located at 2721 Discovery Drive, Suite 500, Orlando, Florida, dated December 28, 2000, as amended March 31, 2006	S-1 (333-135472)	10.7	6/29/2006

10.8	Sublease Agreement between the Registrant and VaxDesign, Inc. for premises located at 2721 Discovery Drive, part of Suite 500, Orlando, Florida, dated March 17, 2004	S-1 (333-135472)	10.8	6/29/2006
10.9	Sublease Agreement between the Registrant and Quantum 3D, Inc. for premises located at 2721 Discovery Drive, part of Suite 500, Orlando, Florida, dated March 7, 2003, as amended on April 24, 2006	S-1 (333-135472)	10.9	6/29/2006
10.10	Lease Agreement between the Engana Pty Limited and Australian Technology Park Precinct Management Limited for the premises located at Suite 9/G01, G02, G03 and G04, Locomotive Workshop Australian Technology Park, Eveleigh NSW 1430, dated March 22, 2006	S-1 (333-135472)	10.10	6/29/2006
10.11	Unprotected Lease Agreement by and among Kailight Photonics, Ltd., Niber Promotions and Investments, Ltd., Atido Holding Ltd. and Roller Electric Works, Ltd. dated May 11, 2006.	8-K (001-33109)	10.1	5/21/2007
10.12	Procurement Agreement between Optium Corporation and Scientific-Atlanta, Inc. dated May 17, 2007.	8-K (001-33109)	10.1	5/23/2007
10.13	Stock Exchange Agreement dated as of March 4, 2006 by and among the Registrant, Engana Pty Limited, the Sellers and Company Optionees named therein and the Sellers Representative named therein	S-1/A (333-135472)	10.21	8/29/2006
10.14*	Warrant to Purchase Series C Convertible Preferred Stock of the Registrant issued to Eitan Gertel, dated as of May 1, 2003	S-1 (333-135472)	10.12	6/29/2006
10.15*	Warrant to Purchase Series C Convertible Preferred Stock of the Registrant issued to Anthony Musto, dated as of May 1, 2003	S-1 (333-135472)	10.13	6/29/2006
10.16*	Warrant to Purchase Series C Convertible Preferred Stock of the Registrant issued to Mark Colyar, dated as of May 1, 2003	S-1 (333-135472)	10.14	6/29/2006

10.17*	Warrant to Purchase Series C Convertible Preferred Stock of the Registrant issued to William Krimmel, dated as of May 1, 2003	S-1 (333-135472)	10.15	6/29/2006
10.18*	Employment Agreement between the Registrant and Eitan Gertel, dated as of April 14, 2006	S-1 (333-135472)	10.17	6/29/2006
10.19*	Employment Agreement between the Registrant and Mark Colyar, dated as of April 14, 2006	S-1 (333-135472)	10.18	6/29/2006
10.20*	Employment Agreement between the Registrant and Anthony Musto, dated as of April 14, 2006	S-1 (333-135472)	10.19	6/29/2006
10.21*	Employment Agreement between the Registrant and David Renner, dated as of April 14, 2006	S-1 (333-135472)	10.20	6/29/2006
10.22*	Employment Agreement between the Registrant and Christopher Brown, dated as of August 28, 2006	S-1/A (333-135472)	10.22	9/28/2006
10.23*	Executive Officer Fiscal Year Bonus Plan, as amended				X
10.24*	Form of Stock Option Grant Notice under the Optium Corporation 2006 Stock Option and Incentive Plan	10-Q (001-33109)	10.2	12/12/2006
10.25*	Form of Stock Option Grant Notice for Australian Employees under the Optium Corporation 2006 Stock Option and Incentive Plan	10-Q (001-33109)	10.2	3/7/2007
10.26*	Form of Employee Incentive Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan	10-Q (001-33109)	10.3	12/12/2006
10.27*	Form of Employee Non-Qualified Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan	10-Q (001-33109)	10.4	12/12/2006
10.28*	Form of Non-Employee Non-Qualified Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan	10-Q (001-33109)	10.5	12/12/2006
10.29*	Form of Australian Employee Non-Qualified Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan	10-Q (001-33109)	10.3	3/7/2007

10.30	Form of Deferred Stock Award under Optium Corporation 2006 Stock Option and Incentive Plan	8-K (001-33109)	10.1	9/28/2007
10.31*	Stock Option and Grant Notice, dated March 3, 2007, for Eitan Gertel	10-Q (001-33109)	10.4	3/7/2007
10.32*	Stock Option and Grant Notice, dated March 3, 2007, for Mark Colyar	10-Q (001-33109)	10.5	3/7/2007
10.33*	Stock Option and Grant Notice, dated March 3, 2007, for Christopher Brown	10-Q (001-33109)	10.6	3/7/2007
10.34*	Stock Option and Grant Notice, dated March 3, 2007, for Anthony Musto	10-Q (001-33109)	10.7	3/7/2007
10.35*	Stock Option and Grant Notice, dated March 3, 2007, for David Renner	10-Q (001-33109)	10.8	3/7/2007
10.36	Stock Option and Grant Notices, dated March 14, 2006, February 14, 2006, June 23, 2005 and May 1, 2003, for Eitan Gertel				X
10.37	Stock Option and Grant Notices, dated April 14, 2006, April 5, 2005, March 1, 2004 and May 1, 2003, for Mark Colyar				X
10.38	Stock Option and Grant Notices, dated August 28, 2006, for Christopher Brown				X
10.39	Stock Option and Grant Notices, dated April 14, 2006, April 5, 2005 and May 1, 2003, for Anthony Musto				X
10.40	Stock Option and Grant Notices, dated April 14, 2006, April 5, 2005, March 1, 2004, May 1, 2003 and July 18, 2002, for David Renner				X
10.41	Deferred Stock Award Agreement, dated September 25, 2007, for Eitan Gertel	8-K (001-33109)	10.2	9/28/2007
10.42	Deferred Stock Award Agreement, dated September 25, 2007, for Mark Colyar	8-K (001-33109)	10.3	9/28/2007
10.43	Deferred Stock Award Agreement, dated September 25, 2007, for Christopher Brown	8-K (001-33109)	10.4	9/28/2007
10.44	Deferred Stock Award Agreement, dated September 25, 2007, for Anthony Musto	8-K (001-33109)	10.5	9/28/2007

10.45	Deferred Stock Award Agreement, dated September 25, 2007, for David Renner	8-K (001-33109)	10.6	9/28/2007
14.1	Code of Business Conduct and Ethics**	—	—	—
21.1	Subsidiaries of the registrant				X
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)	—	—	—
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*
Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K

**
Indicates a document that is available for viewing on our website, www.optium.com