Form 10-Q
period 2007-11-03
OPTIUM CORP
filed 2007-12-13
CIK 1219169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2007

or

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-33109

OPTIUM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	59-3684497
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

200 Precision Road, Horsham PA 19044

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

             As of December 10, 2007, the registrant had 25,441,299 shares of Common Stock, par value $.0001, outstanding. This number excludes 1,494,085 shares held by the registrant as treasury shares.

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

By their very nature, forward-looking statements are subject to uncertainties, both general and specific, and risks exist that predictions, forecasts, projections and other forward-looking statements will not be achieved.  Actual results may differ materially due to a variety of factors including, without limitation, those discussed under “Management’s Discussion and Analysis of Financial Conditions and Results of Operations;” Risk Factors;” and elsewhere in this report.  Investors and others should carefully consider these factors and other uncertainties and events, whether or not the statements are described as forward-looking.

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

PART I

Financial Information

ITEM 1. Financial Statements

Optium Corporation

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three months ended	Three months ended
	November 3, 2007	October 28, 2006
Revenue	$36,120	$30,010
Cost of revenue	26,451	21,305
Gross profit	9,669	8,705
Operating expenses:
Research and product development	5,037	2,996
Selling, general and administrative	6,351	2,827
Total operating expenses	11,388	5,823
Income (loss) from operations	(1,719)	2,882
Interest and other income (expense), net	706	56
Income (loss) before income tax expense	(1,013)	2,938
Income tax expense	66	179
Net income (loss)	$(1,079)	$2,759

Basic net income (loss) per share	$(0.04)	$0.96
Basic weighted average common shares outstanding	25,434	2,864

Diluted net income (loss) per share	$(0.04)	$0.13
Diluted weighted average common shares outstanding	25,434	20,630

See accompanying notes to the financial statements.

Optium Corporation

Condensed Consolidated Balance Sheets

(in  thousands, except share amounts)

	November 3, 2007	July 28, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,790	$25,359
Short-term investments	21,780	36,018
Accounts receivable, net of allowances of $56 and $46, respectively	28,700	21,853
Inventories	21,159	20,684
Restricted cash	68	68
Deferred tax asset	5,488	4,976
Prepaid expenses and other current assets	1,320	1,039
Total current assets	108,305	109,997
Property and equipment, net	10,969	9,124
Other assets	266	170
Intangible assets, net	1,908	2,006
Goodwill	38,614	37,923
Deferred tax asset	8,475	8,881
Total assets	$168,537	$168,101
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,532	$20,222
Accrued expenses	4,554	4,389
Accrued warranty	324	359
Current portion of debt	42	46
Total current liabilities	24,452	25,016
Long-term debt, net of current portion	10	17
Other long-term liabilities	318	189
Total liabilities	24,780	25,222
Stockholders’ equity:
Common stock, $0.0001 par value — 100,000,000 shares authorized, 26,931,848 and 26,924,963 shares issued, respectively; 25,437,763 and 25,430,878 shares outstanding, respectively	3	3
Additional paid in capital	192,222	191,118
Deferred compensation	(799)	(924)
Treasury stock, 1,494,085 shares of common stock — at cost	(2,762)	(2,762)
Accumulated deficit	(47,570)	(46,395)
Accumulated other comprehensive income	2,663	1,839
Total stockholders’ equity	143,757	142,879
Total liabilities and stockholders’ equity	$168,537	$168,101

See accompanying notes to the financial statements.

Optium Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three months ended	Three months ended
	November 3, 2007	October 28, 2006
Cash flows from operating activities
Net income (loss)	$(1,079)	$2,759
Adjustments to reconcile net income (loss) to net cash (used in) provided by operations:
Depreciation and amortization	911	626
Stock-based compensation	973	192
Provision for doubtful accounts	10	30
Change in deferred taxes	(58)	—
Changes in operating assets and liabilities:
Accounts receivable	(6,969)	738
Inventories	9	(4,677)
Prepaid expenses and other current assets	(198)	11
Other assets	(53)	(610)
Accounts payable	(760)	2,623
Accrued expenses	188	838
Other current liabilities	—	(2,482)
Accrued warranty	(36)	118
Other long-term liabilities	(31)	45
Net cash (used in) provided by operating activities	(7,093)	211
Cash flows from investing activities
Purchase of property and equipment	(2,285)	(930)
Purchase of short-term investments	(13,537)	—
Maturities and sales of short-term investments	27,775	—
Net cash provided by (used in) investing activities	11,953	(930)
Cash flows from financing activities
Payments of line of credit	(10)	(77)
Deferred financing costs	—	(1,101)
Proceeds from exercise of employee stock options	6	36
Net cash (used in) financing activities	(4)	(1,142)
Effect of exchange rate changes on cash and cash equivalents	(425)	(3)

Net increase (decrease) in cash and cash equivalents	4,431	(1,864)

Cash and cash equivalents, beginning of period	25,359	10,377

Cash and cash equivalents, end of period	$29,790	$8,513

See accompanying notes to the financial statements.

Optium Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.  Organization and Operations

                Optium Corporation (the “Company”) was incorporated in the State of Delaware on September 8, 2000. The Company is a leading designer and manufacturer of high-performance optical subsystems supporting core to the edge applications for use in telecommunications and cable TV network systems.  Since its founding in 2000, Optium has developed or acquired proprietary technology and products that enable transmission and switching functionality for high-bandwidth, intelligent optical networking applications. The Company supplies an extensive suite of optical subsystems, including 10Gb/s and 40Gb/s transceivers, cable TV and fiber to the home, or FTTH, transmitters, analog RF over fiber products, line cards, circuit packs and its technologically innovative wavelength selective switch reconfigurable optical add/drop multiplexer products, or WSS ROADMs.   The Company’s optical subsystems are used in network systems that deliver voice, video and other data services for consumers and enterprises that are delivered in the long haul, metropolitan and access segments, referred to as the core to the edge, of telecommunications and cable TV networks. The Company’s customers are network systems vendors whose customers include wireline and wireless telecommunications service providers and cable TV operators, collectively referred to as carriers.

On November 1, 2006, the Company closed its initial public offering of 5.98 million shares of common stock, including the sale of an additional 780,000 shares to cover underwriter over-allotments.  The Company’s common stock, quoted on the NASDAQ Global Market under the symbol “OPTM,” began trading on October 27, 2006.  Cash proceeds to the Company, net of underwriter commissions of approximately $7.3 million and related offering expenses of approximately $4.1 million, totaled approximately $93.2 million (including approximately $1.9 million of offering expenses paid during fiscal year 2006).  All preferred stock outstanding at November 1, 2006 was converted to common stock upon the completion of the initial public offering.

2.  Summary of Significant Accounting Policies

Principles of consolidation

                The consolidated financial statements include Optium Corporation and its wholly owned subsidiaries, Optium Australia Pty Limited, Optium Israel Limited, and Kailight Photonics Inc. All intercompany accounts and transactions have been eliminated in the consolidation.

Fiscal year

                Optium operates on a 52 or 53 week fiscal year, which ends on the Saturday closest to July 31. Fiscal year 2008 consists of 53 weeks. Each quarter consists of 13 or 14 weeks; the first quarter of fiscal year 2008 consisted of 14 weeks.

Use of estimates and adjustments

                The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and loss during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods presented  have been included.

Cash and cash equivalents

                The Company considers all highly liquid securities purchased with original maturities of 90 days or less to be cash equivalents.  Money market accounts that are classified as cash equivalents are stated at cost, which approximates market value  Other short-term investments that mature in less than ninety days and are classified as cash equivalents are reported at fair value, with resulting unrealized gains or losses reported as a separate component of stockholders’ equity.

                At both November 3, 2007 and July 28, 2007, the Company had restricted cash relating to an operating lease in the form of a certificate of deposit for $68,000, which is renewed on a monthly basis. The term of the certificate of deposit extends from the commencement date of the lease (May 1, 2001) through at least ninety (90) days after the expiration of the lease term (April 30, 2008). There was a release of $180,000 of restricted cash made during fiscal year 2007, which the Company has not collected as of November 3, 2007.

Foreign currency translation

                The financial statements for the Company’s foreign subsidiary, Optium Australia, are measured using the local currency (the Australian dollar) as the functional currency. Foreign assets and liabilities in the consolidated balance sheets have been translated at the rate of exchange as of the balance sheet date. Revenues and expenses are translated at the average exchange rate for the month. Translation adjustments do not impact the results of operations and are reported as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in the results of operations.

Accounts receivable

                The Company carries its accounts receivable at the amount that it considers to be collectible and does not require collateral from its customers. Accordingly, an allowance account is established through a charge against operations in an amount deemed adequate to absorb the uncollectible portion of such receivables. The allowance is determined through management review of outstanding amounts per customer. At November 3, 2007 and July 28, 2007, an allowance of $56,200 and $46,440 respectively, based on management’s best estimate, was available to absorb any uncollectible balances.

Inventories

                Inventories are valued at the lower of cost or market value. Cost is determined on a first-in, first-out method. The Company makes inventory commitments and purchase decisions based upon sales forecasts. To mitigate potential component supply constraints, the Company builds inventory levels for certain items with long supply lead times. The Company assesses the valuation of its inventory on a periodic basis and writes down the value for estimated excess and obsolete inventory based on estimates of future demand. The Company defines obsolete inventory as inventory that will no longer be used in its manufacturing processes. Excess inventory is defined as inventory in excess of projected usage and is determined using management’s best estimate of future demand, based upon information then available to the Company.

Property and equipment

                Property and equipment are stated at cost net of accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as additions to property and equipment. The Company provides for depreciation and amortization using the straight-line method and charges amounts to operations to allocate the cost of the assets over their estimated useful lives. Useful lives of the Company’s asset categories are: machinery and equipment of five years, computer equipment and software of three years; and furniture and office equipment of seven years. The costs of leasehold improvements on leased office and warehouse space are capitalized and amortized using the straight-line method over the shorter of the life of the applicable lease or the useful life of the improvement.

                Assets held under capital leases are recorded at the lower of the fair market value of the asset or the present value of future minimum lease payments and are amortized using the straight-line method over the primary term of the relevant capital lease. The Company had no capital lease obligations as of November 3, 2007 and July 28, 2007.

Intangible assets

                Intangible assets consist of intellectual property and are stated at cost less accumulated amortization. Intangible assets are amortized using the straight-line method over their estimated useful life, which is five years. Useful lives and related amortization expense are based on management’s estimate of the period that the assets will generate revenues or otherwise be used by the Company. If assets are considered impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.

Valuation of goodwill

                Under the Statements of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, goodwill is subject to annual impairment testing criteria. The Company’s policy is to compare the carrying value of a business unit’s net assets to the estimated fair value of the business unit, using a sales multiple approach to project the business unit’s fair value. The fair value is based on management’s estimate of future revenues to be generated by the business component. Such estimated future revenues consider factors such as future operating income and historical trends. The Company tests for impairment on an annual basis or on an interim basis if circumstances change that would indicate the possibility of impairment. The impairment review requires an analysis of future projections and assumptions about the Company’s operating performance. If such a review indicates that the assets are impaired, a charge to operations would be recorded for the amount of the impairment, and the corresponding impaired assets would be reduced in carrying value. The Company did not identify an asset impairment related to the carrying value of goodwill as of November 3, 2007.

Impairment of long-lived assets

                SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144, established accounting standards for the impairment of long-lived assets and certain identifiable intangibles related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. Long-lived assets consist primarily of property and equipment. In accordance with SFAS 144, the Company continually evaluates whether events or circumstances have occurred to indicate that the estimated remaining useful life of its long-lived assets may warrant revision or the carrying value might be impaired. The carrying value of long-lived assets is considered impaired when the total projected undiscounted cash flows from such assets are less than carrying value. The Company determined that no event or circumstance occurred which would have warranted a revision to carrying value of its long-lived assets as of November 3, 2007.

Fair value of financial instruments

                Financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and notes payable. The carrying amounts of the Company’s financial instruments approximate their fair values.

Short-term investments

The Company considers all short-term investments as available-for-sale and records all short-term investments at fair value, with resulting unrealized gains or losses reported as a separate component of stockholders’ equity. Those investments with an original maturity of less than ninety days are classified as cash equivalents, while those with an original maturity of greater than ninety days are classified as short-term investments on the Company’s balance sheet.

Stock-based compensation

                Effective July 30, 2006, the Company adopted SFAS  No. 123R, Share-Based Payment, or SFAS 123R, which requires companies to recognize in their statement of operations all share-based payments, including grants of stock options and restricted stock units, based on the grant date fair value. The Company adopted SFAS 123R using the prospective transition method. Stock-based compensation is measured at the grant date, based on the fair value of the award, and expensed over the requisite service period. The application of SFAS 123R involves significant amounts of judgment in the determination of inputs into the Black-Scholes model which the Company uses to determine the value of stock options. Inherent in this model are assumptions related to expected stock price volatility, option life, risk free interest rate and dividend yield. While the risk free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which make them critical accounting estimates. The fair value of each stock option grant during the first quarter of fiscal year 2008 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

Three months ended November 3, 2007
Average risk-free interest rate	4.32%
Expected dividend yield	0%
Expected life	5 years
Expected volatility	80%
Forfeiture rate	10.2%

Risk-free interest rate: The Company uses the risk free interest rate of a U.S. Treasury note with a similar term on the date of the grant.

Expected dividend yield: The Company uses a 0% expected dividend yield as the Company has not paid and does not anticipate paying dividends in the near future.

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

                Restricted stock units, or RSUs, have a fair value based on the closing price of the Company’s stock on the date of grant. The RSUs granted during the three months ended November 3, 2007 had a weighted average fair value of $9.66. These stock units will vest quarterly over a two year period beginning January 1, 2008, and the total stock-based compensation associated with the RSUs will be expensed over the requisite service period. A forfeiture rate of 5.1% was used to calculate the stock-based compensation related to the restricted stock units granted during the three months ended November 3, 2007.

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

The Company is required to determine whether delivery has occurred, whether items will be returned or whether the Company will be paid under normal terms. The Company specifies delivery terms and assesses each shipment against those terms and only recognizes revenue when certain that the delivery terms have been met. To the extent that one or more of the conditions are not present, the Company delays recognition of revenue until all conditions are present.   Standard terms offered to customers are payment due 30 days from the date of invoice. For certain customers, the Company has negotiated payment terms different than 30 days to conform to such customer’s standard payment terms and/or such customer’s credit standing.

The Company may offer evaluation units to our current and potential customers, at no charge, for purposes of expanding our customer base and product portfolio. Such units are expensed when shipped and are recognized as part of selling, general and administrative expense in the accompanying statement of operations

Product development costs

                The costs of the development of hardware products are expensed as incurred.

Shipping and handling costs

                Shipping and handling costs related to products sold are included in cost of revenue.

Income taxes

                The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, or SFAS 109.  SFAS 109 requires the Company to account for income taxes using a balance sheet approach, requiring the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events having been recognized in the Company’s financial statements or tax returns. The Company adopted Financial Accounting Standards Board, or FASB,  Interpretation No. 48 Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109, Accounting for Income Taxes, or FIN 48, on July 29, 2007. Under the new provisions, the Company will not recognize a tax benefit for an uncertain income tax positions unless it is “more likely than not” that position is sustainable. Deferred income taxes have been provided for the differences between the financial reporting carrying values and the income tax reporting basis of the Company’s assets and liabilities. These temporary differences consist of differences between the timing of the deduction of certain amounts between income tax and financial statement reporting purposes.

Comprehensive income (loss)

                SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Components of other comprehensive income (loss) that the Company currently reports are gains and losses from foreign currency translations and unrealized gains and losses from short-term investments, as follows (in thousands):

	Three months ended
	November 3, 2007	October 28, 2006

Net income (loss)	$(1,079)	$2,759
Other comprehensive income:
Unrealized gain (loss) on investments	7	—
Net change in cumulative foreign currency translation adjustment	793	30
Comprehensive income (loss)	$(279)	$2,789

Net income (loss) per share

                The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share, or SFAS 128. Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing the net income applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding. In accordance with SFAS 128, incremental potential common shares from the conversion of preferred stock and the exercise of stock options and warrants are included in the calculation of diluted net income (loss) per share except when the effect would be anti-dilutive. On October 10, 2006, the Company’s 1-for-12 reverse stock split of the Company’s issued common stock became effective, and all share data has been retroactively adjusted to reflect this reverse stock split.

The calculations for basic and diluted net income (loss) per share were as follows (in thousands, except per share data):

	Three months ended
	November 3, 2007	October 28, 2006
Numerator:
Net income (loss)	$(1,079)	$2,759

Denominator:
Weighted average common shares outstanding	25,434	2,864
Effect of dilutive shares
Stock options	—	1,240
Series A and C warrants	—	82
Conversion of preferred shares into common stock	—	16,444
Adjusted weighted-average common shares outstanding	25,434	20,630

Basic net income (loss) per share	$(0.04)	$0.96
Diluted net income (loss) per share	$(0.04)	$0.13

                For the three months ended November 3, 2007, options, unvested restricted stock units and warrants to purchase 2,776,597 shares of common stock have been excluded from the calculation, as their impact would have been anti-dilutive.

Segment information

                SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to stockholders. Operating segments are identified as components of an enterprise about which separate financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment.

Reclassifications

                Certain prior year amounts have been reclassified to conform to the current financial statement presentation.

Recent accounting pronouncements

                In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, or SFAS 157.  SFAS 157 establishes a common definition to provide enhanced guidance when using fair value to measure assets and liabilities, establishes a framework for measuring fair value, and expands disclosures about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently determining the impact of implementing SFAS 157, which will be effective for the fiscal year 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB No.115, or SFAS 159.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company is currently determining the impact of implementing SFAS 159, which will be effective for the fiscal year 2009.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, or SFAS 141R. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008.  SFAS 141R establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in the business combination. The Company is currently determining the impact of implementing SFAS 141R, which will be effective for the fiscal year 2010.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an  Amendment of Accounting Research Bulletin, or ARB No. 51, or SFAS 160.  SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  SFAS 160 establishes and expands accounting and reporting standards for the noncontrolling interest in a subsidiary. The Company is currently determining the impact of implementing SFAS 160, which will be effective for the fiscal year 2010.

3.  Inventories

                Net inventories consist of the following at (in thousands):

	November 3, 2007	July 28, 2007
Raw materials	$15,633	$14,545
Work in process	2,398	1,011
Finished goods	3,128	5,128
	$21,159	$20,684

4.  Investments

                The following is a summary of the Company’s available-for-sale investments as of November 3, 2007 and July 28, 2007 (in thousands):

Investment Type	Amortized cost	Gross unrealized gain	Gross unrealized loss	Market value
As of November 3, 2007

Corporate	$30,009	$2	$—	$30,011
Government-sponsored enterprise	13,992	5	—	13,997
Municipal	1,825	—	—	1,825
Total	$45,826	$7	$—	$45,833

Reported as:
Cash equivalents	$24,053	$—	$—	$24,053
Short-term investments	21,773	7	—	21,780
Total	$45,826	$7	$—	$45,833

As of July 28, 2007
Corporate	$22,526	$—	$—	$22,526
Government-sponsored enterprise	23,221	—	(3)	23,218
Municipal	8,825	—	—	8,825
Total	$54,572	$—	$(3)	$54,569

Reported as:
Cash equivalents	$18,551	$—	$—	$18,551
Short-term investments	36,021	—	(3)	36,018
Total	$54,572	$—	$(3)	$54,569

                The Company accounts for its investments pursuant to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, or SFAS 115. All of the Company’s investments are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. Gains and losses are not recorded in earnings until realized. The Company monitors its investments for other than temporary impairment, which results from the carrying value of the investments exceeding the fair value. If other than temporary impairment is identified, the cost basis of the security is written down to fair value and the amount of the write-down is recorded as a realized loss through earnings. In evaluating unrealized losses for other than temporary impairment, the Company considers a number of factors including the duration and significance of the loss. The Company has the ability and intent to hold those investments with unrealized losses until a recovery of fair value. As of November 3, 2007, the Company held no securities with an unrealized loss position for more than twelve months and no realized losses were recorded.

                All investments mature in less than one year; those that mature in less than ninety day are classified as cash equivalents.

5.  Acquisitions

Kailight Photonics Inc.

On May 15, 2007, the Company acquired Kailight Photonics, Inc. (“Kailight”), a technology leader in 40Gb/s optical transmission products, for approximately $35,860,000, including $711,300 of transaction costs associated with the acquisition and subject to certain working capital adjustments. Approximately $3,350,000 of the purchase price is being held in escrow pending the outcome of certain matters outlined in the purchase agreement, for which the Company is indemnified.  In addition, the Company may also be required to pay up to $5,000,000 in additional future payments based on the achievement of certain performance milestones. Any such payment will be recorded as additional purchase price in the period it is probable such payment is earned. Pursuant to the merger agreement, outstanding Kailight stock options were converted into Optium stock options. Of the total options granted to Kailight employees and consultants, 9,652 options with an exercise price of $0.11 were fully vested and assigned a fair value of $148,776 using the Black-Scholes option pricing model and were accordingly recorded as purchase price.

The transaction was accounted for as a purchase in accordance with SFAS 141. As a result, the assets acquired and liabilities assumed were accounted for at fair value on the acquisition date, and the results of operations of Kailight are included in the Company’s consolidated results of operations from the acquisition date. Management is responsible for the valuation of net assets acquired, including in-process research and development, and considered a number of factors, including valuations and appraisals, when estimating the fair market values and estimated useful lives of the acquired assets and liabilities. The Company believes the acquisition provides synergies with existing product lines and expands on our current transceiver capabilities, resulting in an excess purchase price over the fair value of identifiable assets. The excess purchase price of $26,072,000 has been recorded as goodwill. The purchase price allocation is not finalized as we have not yet determined fair market values for certain net assets acquired which may affect the closing balance sheet. We do not believe that any adjustments to the fair values will materially modify the preliminary purchase price allocation.

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

                Kailight’s developmental project that had not reached technological feasibility and had no future alternative use was classified as acquired in-process research and development and expensed at the acquisition date. Efforts required to develop acquired in-process research and development into commercially viable products include the planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements. The $10,000,000 of acquired in-process research and development was expensed during fiscal year 2007 through the consolidated statement of operations as a separate component of operating expenses at the acquisition date.

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

Pro forma financial information

The following unaudited pro forma financial information represents the Company’s consolidated results from operations for the period indicated, as if the acquisition of Kailight had occurred at the beginning of the period presented. Unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results of operations. These pro forma results are based upon the respective historical financial statements of the respective companies, and do not incorporate, nor do they assume any benefits from cost savings or synergies of operations of the combined Company. Unaudited pro forma results of operations are presented after giving effect to certain adjustments, including adjustments to reflect increased intangible asset amortization, decreased interest income on the cash used to finance the acquisitions, and increased income taxes at a rate consistent with the Company’s effective tax rate in each period.

Pro forma results

Three months ended
October 28, 2006
(in thousands, except per share data)
Pro forma revenues	$30,044
Pro forma net income	776
Pro forma net income per share — basic	0.27
Pro forma net income per share — diluted	0.04
Reported net income	2,759
Reported net income per share — basic	0.96
Reported net income per share — diluted	0.13

Microdisplay assets

On July 10, 2007, the Company acquired certain intellectual property assets of Microdisplay Corporation related to the design and manufacture of liquid crystal on silicon (LCoS) wafers used in its WSS ROADM product line. The aggregate purchase price of the transaction was approximately $2.0 million, including the assumption of certain liabilities. The purchase of these assets has been recorded as completed technology and classified as an intangible asset on the balance sheet as of the acquisition date. The acquired intangible assets will be amortized over a five year useful life. The amortization expense related to the Microdisplay assets is included in our condensed consolidated statements of operations in the selling, general and administrative expense line item for the three months ended November 3, 2007.

             The acquisition of the LCoS integrated circuit technology was intended to strengthen the Company’s position in the ROADM product market, as the Company continues to integrate additional features into its WSS ROADM products and target new applications and market segments.  The rights to the LCoS integrated circuit technology used in the Company’s WSS ROADMs are expected to drive cost efficiencies including improved flexibility to add more unique software-defined features.

The results of the above acquisitions are included in the accompanying condensed consolidated financial statements as of their respective dates of acquisition.

6.  Stockholders’ Equity

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

Stock incentive plan

                Effective July 30, 2006, the Company adopted SFAS 123R, which requires companies to recognize in their statement of operations all share-based payments, including grants of stock options, based on the grant date fair value. The Company adopted SFAS 123R using the prospective-transition method. Stock-based compensation is measured at the grant date, based on the fair value of the award, and expensed over the requisite service period. The application of SFAS 123R involves significant amounts of judgment in the determination of inputs into the Black-Scholes model, which the Company uses to determine the value of stock options. Inherent in this model are assumptions related to expected stock price volatility, option life, risk free interest rate and dividend yield. While the risk free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which make them critical accounting estimates. The fair value of each stock option grant was estimated on the date of the grant using the Black-Scholes option-pricing model and the assumptions disclosed in the Summary of Significant Accounting Policies in Note 2.

                Prior to the adoption of SFAS 123R, the Company accounted for its stock-based compensation granted to employees in accordance with the provisions of the Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25.  Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price of the option. The Company recorded stock-based compensation to the extent that the exercise price was less than the fair value of the Company’s stock on the date of grant.

Additionally, in the prior period, the Company disclosed the information required under SFAS 123, Accounting for Stock-Based Compensation, or SFAS 123, using the minimum value method. Stock issued to non-employees is accounted for under the provisions of the Emerging Issues Task Force, or EITF, consensus in issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with, Selling Goods or Services, or EITF 96-18.  In accordance with SFAS 123R, options that were valued using the minimum value method under SFAS 123, for purposes of pro forma disclosure, must be transitioned to SFAS 123R using the prospective transition method. Under the prospective transition method, options granted prior to fiscal 2007 will continue to be accounted for under the same accounting principles (recognition and measurement) originally applied to those awards, which for the Company was APB 25. Accordingly, the adoption of SFAS 123R did not result in any compensation cost being recognized for the options granted prior to the adoption of SFAS 123R.

Under SFAS 123, non-employee stock-based compensation is accounted for based on the fair value of the consideration received or equity instruments issued, whichever is more readily determinable. However, SFAS 123 does not address the measurement date and recognition period. EITF 96-18 states a consensus that the measurement date should be the earlier of the date at which a commitment for performance by the counterparty is reached or the date at which the counterparty’s performance is complete.

                Under the pro forma disclosure previously required under SFAS 123, the compensation cost for the Company’s stock-based compensation plans had been determined based upon the fair value of the options at the grant date. Consistent with the methodology prescribed under SFAS 123, the Company would have recorded approximately  $102,600 and $106,400 as stock based compensation in selling, general and administrative expenses for the three months ended November 3, 2007 and October 28, 2006, respectively, related to the grants issued prior to the adoption of SFAS 123R, as presented below (in thousands):

	Three months ended
	November 3, 2007	October 28, 2006

Net income (loss), as reported	$(1,079)	$2,759
Add: Stock-based compensation under APB 25	85	139
Add: Stock-based compensation under SFAS 123R	639	45
Less: Stock-based compensation expense determined under fair value method for all awards	(709)	(147)
Net income (loss), pro forma	$(1,064)	$2,796
Net income (loss) per share:
Reported net income (loss) per share - basic	$(0.04)	$0.96
Reported net income (loss) per share - diluted	(0.04)	0.13
Pro forma net income (loss) per share - basic	(0.04)	0.98
Pro forma net income (loss) per share - diluted	(0.04)	0.14

                During the three months ended November 3, 2007, 121,175 stock options with a weighted average grant date fair value of $6.14 per option and 335,000 unvested restricted stock units with a grant date fair value of $9.66 were granted under the Company’s 2006 Stock Option and Incentive Plan. The compensation expense charged against earnings for SFAS 123R stock-based compensation for the first three months of fiscal year 2008 was approximately $939,600. The pre-tax impact of stock-based compensation expense was $0.03 per basic and diluted share in the three months ended November 3, 2007. As of November 3, 2007, there was approximately $6,706,200 in unrecognized compensation expense related to non-vested stock option agreements. This unrecognized expense is expected to be recognized as compensation expense over the weighted-average vesting period of four years.

                In fiscal year 2000, the Company adopted the 2000 Optium Corporation Stock Incentive Plan, as amended (the “2000 Plan”), under which 3,457,073 shares of common stock were reserved for issuance. As of November 3, 2007, no shares are available for future grants under the 2000 Plan. Under the terms of the 2000 Plan, the Company could grant nonqualified or incentive stock options, restricted stock, restricted stock units or make awards of stock appreciation rights to directors, officers, employees, and consultants of the Company. Option grants under the 2000 Plan generally vest over four years and expire ten years from the date of grant. All options and shares cancelled or forfeited after October 10, 2006 (the effective date of the 2006 Plan as defined below) under the 2000 Plan are added back to the balance of shares reserved for issuance under the 2006 Plan.

                Stock option transactions under the 2000 Plan for the three months ended November 3, 2007 are summarized as follows:

	Number of options	Range of exercise prices	Weighted average exercise price
Balance — July 28, 2007	1,694,314	$0.48 - $17.50	$4.95
Granted	—	—	—
Forfeited	(1,910)	2.40 - $14.04	5.89
Exercised	(6,885)	0.48 - $9.24	0.96
Outstanding — November 3, 2007	1,685,519	$0.48 - $17.50	$4.96
Options exercisable — November 3, 2007	1,045,992	$0.48 - $17.50	$3.32

                During the three months ended November 3, 2007 certain employees exercised options to purchase 6,885 shares of the Company’s common stock for proceeds of $6,683. These option exercises had an intrinsic value of approximately $57,600.

                The weighted average remaining life of the options as of November 3, 2007 is 7.45 years.

During the first quarter of fiscal year 2007, the Company adopted the 2006 Optium Corporation Stock Option and Incentive Plan, as amended (the “2006 Plan”), under which 283,333 shares of common stock were reserved for issuance. The 2006 Plan provisions provide for an automatic increase at the beginning of every quarter of each fiscal year in the number of shares reserved and available for issuance under the plan by a number equal to 0.75% of the then outstanding number of shares of common stock. The 283,333 shares reserved does not include the additional 190,059, 190,146, 190,732, and 190,783 shares reserved as of the first day of the Company’s fiscal year 2007 third and fourth quarters and fiscal year 2008 first and second quarters, respectively.  In addition, the number of shares reserved for issuance under the 2006 Plan are automatically increased by the number of shares and options cancelled or forfeited under the 2000 Plan after October 10, 2006. Cancellations or forfeits under the 2006 Plan are also added back to increase the total number of shares available for issuance under the 2006 Plan, with the exception of those shares granted in connection with the Kailight acquisition.   During the three months ended November 3, 2007, 4,377 cancelled or forfeited shares were added to the number of shares reserved for issuance under the 2006 Plan pursuant to these provisions. Under the terms of the 2006 Plan, the Company may grant nonqualified or incentive stock options, restricted stock, restricted stock units or make awards of stock appreciation rights to directors, officers, employees, and consultants of the Company. The exercise price for option grants shall be determined by the Board of Directors on the date of grant, but in no event shall the exercise price of incentive stock options be less than 100% of the fair market value of the common stock (110% for any incentive stock option granted to a person owning more than 10% of the total combined voting power of all classes of stock as determined by the Board of Directors on the date of grant). Option grants under the 2006 Plan generally vest over four years and expire ten years from the date of grant. As of November 3, 2007, 723,860 options for the purchase of common stock have been granted under the 2006 Plan. All options cancelled or forfeited under the 2006 Plan are added back to the balance of shares reserved for issuance under the Plan.

                Stock option transactions under the 2006 Plan for the three months ended November 3, 2007 are summarized as follows:

	Number of options	Range of exercise prices	Weighted average exercise price
Balance — July 28, 2007	582,575	$0.11 - $1,110.24	$19.20
Granted	121,175	$7.36 - $11.13	$9.19
Forfeited	(12,651)	$9.66 - $328.63	$21.76
Exercised	—	—	—
Outstanding — November 3, 2007	691,099	$0.11 - $1,110.24	$17.40
Options exercisable — November 3, 2007	9,858	$0.11 - $1,110.24	$14.98

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

As of November 3, 2007, 1,052,479, 34,796, and 691,099 shares were authorized, available for issuance and subject to outstanding awards, respectively under the 2006 Plan. The weighted average remaining life of the options as of November 3, 2007 is 9.48 years. The detail of all options exercisable under the 2000 Plan and the 2006 Plan as of November 3, 2007 is as follows:

Number of options	Range of exercise prices	Weighted average exercise price	Weighted average remaining life
598,788	$0.11 - $0.96	$0.58	5.97
94,878	$1.08 - $3.96	$1.58	7.44
180,031	$5.25 - $5.76	$5.51	8.35
181,947	$9.24 - $17.50	$10.87	8.58
206	$328.63 - $1,100.24	$711.72	9.50

                The total intrinsic value of the fully vested and exercisable options above, had they been exercised on November 3, 2007, was approximately $8,490,400.

                The restricted stock unit transactions under the 2006 Plan for the three months ended November 3, 2007 are summarized as follows:

Number of restricted stock units
Balance — July 28, 2007	—
Granted	335,000
Forfeited	—
Vested	—
Unvested balance at November 3, 2007	335,000

                The per stock unit weighted average fair value of the restricted stock units granted under the 2006 Plan for the three months ended November 3, 2007 was $9.66, which was based on the closing stock price of the Company on the date of grant. These stock units will vest quarterly over a two year period beginning January 1, 2008. As of November 3, 2007, there was approximately $2,903,300 in unrecognized compensation expense related to non-vested restricted stock units. This unrecognized expense is expected to be recognized as compensation expense over the weighted-average vesting period of two years. All forfeitures or cancellations of restricted stock units are added back to the balance of shares reserved for issuance under the 2006 Plan.

Deferred compensation

                The Company’s Board of Directors has determined the fair value of all stock option grants on the date of the grants. In April 2006, as a result of improved operating performance, the execution of a letter of intent to acquire Engana Pty Limited, or Engana, external market factors affecting the Company’s market sector, as well as feedback from investment bankers indicating that the Company was now a viable initial public offering candidate, the Board of Directors retrospectively determined the fair value of the Company’s common stock for all stock options granted during the three fiscal quarters beginning May 1, 2005 and ending January 28, 2006. As a result of the Company’s retrospective determinations of fair value of the common stock for prior option grant dates of June 23, 2005, September 21, 2005 and November 7, 2005, the Company recorded an aggregate of approximately $125,000 of deferred stock-based compensation on the balance sheet for the stock options granted on those dates. The amount of deferred stock-based compensation for each stock option grant on these dates was calculated based on the difference between the retrospectively determined fair value per share of the common stock at the date of the grant and the exercise price of the option. The Company will amortize this deferred stock-based compensation expense over the vesting period of the applicable stock option grants, subject to adjustment for any stock options which are cancelled or accelerated.

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

                In relation to these amended stock options, the Company recorded deferred stock-based compensation of approximately $1.5 million in the balance sheet in addition to the approximately $125,000 in deferred stock-based compensation referenced above. The amount of additional deferred stock-based compensation for each amended stock option was calculated based upon the difference between the amended exercise price of $1.08 per share, $2.40 per share or $3.96 per share, as applicable, and $10.92 per share, the valuation by the Board of Directors of the per share fair value of our common stock as of the date of amendment of the stock options. The Company will amortize this additional deferred stock-based compensation expense over the vesting period of the applicable stock option grants, subject to adjustment for any stock options which are cancelled or accelerated. During the three months ended November 3, 2007, total stock-based compensation expense related to amortization of the deferred compensation balance was approximately $125,140.

7.  Accrued Expenses

                Accrued expenses consist of the following at (in thousands):

	November 3, 2007	July 28, 2007
Fees and expenses payable	$1,672	$1,531
Compensation and benefits	1,825	1,789
Professional services	1,000	1,012
Security deposit	57	57
Accrued expenses	$4,554	$4,389

8.  Accrued Warranty Costs

The Company provides a warranty on all products. Warranty expenses are charged to operations and included in the cost of revenue in the accompanying statements of operations. The Company accrues warranty for expected warranty claims based on historical return figures and accrues those costs at the time revenue is recorded.

                A summary of the accrued installation and warranty costs is as follows (in thousands):

Ending balance July 29, 2006	$223
Warranty accruals	428
Warranty repairs	(292)
Ending balance July 28, 2007	$359
Warranty accruals	31
Warranty repairs	(63)
Effect of foreign currency translation adjustment	(3)
Ending balance November 3, 2007	$324

9.  Income Taxes

                In July 2006, the FASB issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109, Accounting for Income Taxes, or FIN 48. FIN 48 provides guidance on how a company should recognize, measure and disclose in its financial statements uncertain income tax positions. Under the new provisions, a company should not recognize a tax benefit for an uncertain income tax position unless it is “more likely than not” that such a position is sustainable. The Company adopted FIN 48 on July 29, 2007.  As a result of the implementation of FIN 48, the Company recognized a net $100,000 increase in the liability for unrecognized tax benefits, which was accounted for as an increase to the July 28, 2007 balance of the accumulated deficit. At November 3, 2007, the Company’s total liability for unrecognized net tax benefits is $775,000. Consistent with past practice, the Company will record interest and penalties associated with uncertain tax positions in income tax expense.

                At November 3, 2007, the Company had U.S. federal net operating loss, or NOL, carry forwards of approximately $23.9 million which expire through July 2025. NOL carry forwards and credits are subject to review and possible adjustments by the Internal Revenue Service and may be limited by the occurrence of certain events, including significant changes in ownership interests. The Company performed an analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code had occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of the net operating loss carry forwards attributable to periods before the change.

                In connection with the acquisition of Engana Pty Limited in March 2006, the Company acquired Australian NOL carry forwards and credits in the amount of $4.8 million. These NOL carry forwards and credits are subject to review and possible adjustments by the Australian Taxation Office and may be limited by the occurrence of certain events, including significant changes in ownership interests or significant changes in the business of the Company. This is a factual test that can only be determined in the year in which the NOL carry forward is sought to be utilized. There is no time limit on the use of Australian NOL carry forwards. The acquired net operating losses have been fully offset by a valuation allowance. Upon utilization of such NOL carry forwards, goodwill will be reduced. Losses since the acquisition have been fully offset by a full valuation allowance due to the history of operating losses.

                In connection with the Kailight Photonics, Inc. acquisition, the Company acquired U.S. federal NOL carry forwards in the amount of approximately $7.5 million. The Company will perform an analysis to determine whether a Section 382 ownership change has occurred, but the Company expects the use of these NOLs will be significantly limited. Accordingly, management in its preliminary allocation of the purchase price, recorded no value to the acquired deferred tax assets. If any of these acquired NOL carryforwards are utilized, goodwill will be reduced.

                In assessing the realizability of deferred tax assets, management concluded it is “more likely than not” that some portion or all of the U.S. deferred tax assets will be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income during those periods in which those temporary differences become deductible or within the periods before NOL carry forwards expire. During the year ended July 28, 2007, based on cumulative U.S. taxable net earnings for the past three years and the expected future profitability of the U.S. operations, the company reversed the valuation allowance on its net U.S. deferred tax assets and recognized an income tax benefit of approximately $13 million.  The current quarterly consolidated effective tax rate of (6.5)% is  less than the U.S. statutory rate of 35% primarily due to foreign losses for which no income tax benefit was recorded and U.S. research and development tax credits available to the Company under U.S. tax law.

A reconciliation of the consolidated income tax rate to the effective tax rate for the Company is as follows:

	Three months ended
	November 3, 2007	October 28, 2006
Tax at statutory rate	35.0%	35.0%
State taxes, net of federal	(1.4)	3.7
R&D credits	6.7	—
Foreign rate differential	(6.2)	2.0
Federal and state AMT	—	6.1
Change in valuation allowance	(38.2)	(40.7)
Other	(2.4)	—
Effective tax rate	(6.5)%	6.1%

10.  Commitments and Contingencies

Contingencies

In December 2004, the Company terminated its relationship with Appletec Limited, an Israeli company that was assisting us with our sales efforts in Israel. Beginning in February 2005 and through May 2005, the Company received correspondence from Appletec claiming it owed Appletec sales commissions. The Company does not believe that it owes any further commissions to Appletec. However, in June 2005 Optium Corporation sent a letter to Appletec’s counsel proposing a settlement. The Company did not receive a response to its proposal and Appletec filed an action in Israel against Optium and an Optium consultant alleging damages in an amount of approximately $1,800,000. The Company intends to defend itself vigorously and does not expect the ultimate outcome of this matter to have a material adverse effect on its business, financial condition, results of operations or cash flows.

On September 11, 2006, JDS Uniphase Corporation and EMCORE Corporation filed a complaint in the United States District Court for the Western District of Pennsylvania alleging that the Company’s 1550 nm HFC externally modulated transmitter, in addition to possibly “products as yet unidentified,” infringes on two U.S. patents.  Since no summary judgment motions have been ruled upon, the Company is unable to determine the ultimate outcome of this litigation.  On March 14, 2007, JDS Uniphase and EMCORE Corporation filed a second complaint in the United States District Court for the Western District of Pennsylvania alleging that the Company’s 1550 nm HFC quadrature amplitude modulated transmitter, in addition to possibly “products as yet unidentified,” infringes on another U.S. patent. Since discovery is currently in process, the Company is unable to determine the ultimate outcome of this second litigation.  During the three months ended November 3, 2007, sales of the Company’s 1550 nm HFC externally modulated transmitter and 1550 nm HFC quadrature amplitude modulated transmitters, together, represented less than 5% of the Company’s revenues. The plaintiffs are seeking for the court to declare that Optium has willfully infringed on such patents and to be awarded up to three times the amount of any compensatory damages found, if any, plus any other damages and costs incurred. The Company intends to vigorously defend the claims asserted against it and believes that it has meritorious defenses.

In the ordinary course of business, the Company is a party to litigation, claims and assessments in addition to those described above. Based on information currently available, management does not believe the impact of these other matters will have a material adverse effect on its business, financial condition, results of operations or cash flows of the Company.

Employment agreements

                The Company has employment agreements with certain officers and key employees. The agreements are for two or three year periods that expire in either April 2008, August 2008,or April 2009. According to the terms of the agreements, if there is a termination without cause, as defined, or if the agreements are not renewed, the Company must pay, depending on the agreement, severance pay of one to two years.

11.  Major Customers

                Accounts receivable potentially subject the Company to a concentration of credit risk. The Company currently derives its revenues from a variety of companies in many different geographic locations internationally and in the United States operating within the telecommunications and cable TV industry.

                Revenues from direct customers, including contract manufacturers, comprising 10% or more of total revenues during the three months ended November 3, 2007 and October 28, 2006, respectively were as follows:

	Three months ended
	November 3, 2007	October 28, 2006

Customer A	26%	33%
Customer B	14%	4%
Customer C	13%	18%
Customer D	8%	11%

                Accounts receivable from these four customers at November 3, 2007 represented 65% of total accounts receivable.

12.  Related Party Transactions

                During the three months ended November 3, 2007 and October 28, 2006, the Company paid a sales and marketing consultant, who is the brother of the president and chief executive officer of the Company, $36,400 and $32,900, respectively, in cash compensation during such fiscal periods.

                During the three months ended November 3, 2007 and October 28, 2006, the Company used Gertel Asset Management, a company that provides jet air transportation, for certain business travel by our executive officers and other employees.  The Company’s chief executive officer has an ownership interest in Gertel Asset Management. Payments to Gertel Asset Management by the Company were approximately $19,200 and $20,300, respectively, during such periods.

                Amounts paid to related parties represented values considered fair and reasonable, reflective of an arm’s length transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED NOVEMBER 3, 2007

AND COMPARABLE PERIOD ENDED OCTOBER 28, 2006

                The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K  filed with the Securities and Exchange Commission on October 24, 2007.

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

On November 1, 2006, we closed our initial public offering of 5.98 million shares of common stock, including the sale of an additional 780,000 shares to cover underwriter over-allotments.  Our common stock, quoted on the NASDAQ Global Market under the symbol “OPTM,” began trading on October 27, 2006.  Cash proceeds to us, net of underwriter commissions of approximately $7.3 million and related offering expenses of approximately $4.1 million, totaled approximately $93.2 million (including approximately $1.9 million of offering expenses paid during fiscal year 2006).  All preferred stock outstanding at November 1, 2006 was converted to common stock upon the completion of the initial public offering.

Critical Accounting Policies

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and loss during the reporting period. Actual results could differ from those estimates. Operating results for the fiscal quarters presented are not necessarily indicative of the results that may be expected for the fiscal year. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. There have been no material changes to the critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 24, 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, or SFAS 157. SFAS 157 establishes a common definition to provide enhanced guidance when using fair value to measure assets and liabilities, establishes a framework for measuring fair value, and expands disclosures about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently determining the impact of implementing SFAS 157, which will be effective for the fiscal year 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB No.115, or SFAS 159. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We are currently determining the impact of implementing SFAS 159 which will be effective for the fiscal year 2009.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, or SFAS 141R. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008.  SFAS 141R establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in the business combination. The Company is currently determining the impact of implementing SFAS 141R, which will be effective for the fiscal year 2010.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an  Amendment of Accounting Research Bulletin, or ARB No. 51, or SFAS 160.  SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  SFAS 160 establishes and expands accounting and reporting standards for the noncontrolling interest in a subsidiary. The Company is currently determining the impact of implementing SFAS 160, which will be effective for the fiscal year 2010.

Results of operations

Comparison of Results for the Three Months Ended November 3, 2007 to the Three Months Ended October 28, 2006

             In order to more fully understand the comparison of the results of operations for the three months ended November 3, 2007 to the three months ended October 28, 2006, it is important to note the following significant changes in our operations that occurred in fiscal year 2007:

•                  Effective July 10, 2007, we acquired certain intellectual property assets of Microdisplay Corporation related to the design of Liquid Crystal on Silicon (LCoS) wafers used in its next generation WSS ROADM product line and

•                  Effective May 15, 2007, we acquired all of the outstanding capital stock of Kailight Photonics, Inc. (“Kailight Photonics”).

             The results of operations for the Kailight acquisition have been included in the consolidated statements of operations since the date of acquisition.

             We completed our initial public offering on November 1, 2006 of 5.98 million shares of common stock, including the sale of 780,000 shares to cover underwriter over-allotments. Our common stock began trading on the NASDAQ Global Market on October 27, 2006. Net cash proceeds to us were approximately $93.2 million.

Revenue

                Total revenue increased 20.4% to approximately $36.1 million for the three months ended November 3, 2007 from approximately $30.0 million for the three months ended October 28, 2006. This increase in revenue is primarily attributable to an increase in sales of our ROADM product line of approximately $3.0 million, as well as increases in sales of our 10 Gb/s transceivers and our analog and cable TV products of approximately $1.7 million and $0.6 million, respectively.  Additionally, sales of $0.8 million of our 40 Gb/s transceivers during the first quarter of fiscal year 2008 contributed to the increase in revenues. These products were not released to market for sale until late fiscal year 2007 and did not contribute to revenues for the three months ended October 28, 2006.

                Revenues from end customers comprising 10% or more of total revenues during the three months ended November 3, 2007 and October 28, 2006, respectively were as follows:

	Three months ended
	November 3, 2007	October 28, 2006

Customer A	20%	12%
Customer B	17%	23%
Customer C	28%	34%

                Our revenues continue to be driven by accelerating investment in bandwidth capacity expansion to support growing video transport traffic, including on-demand internet video, IPTV and expanded HD cable TV offerings, as well as G3+ and G4 cellular systems.

Gross profit

                Gross profit increased 11.1% to approximately $9.7 million for the three months ended November 3, 2007 from approximately $8.7 million for the three months ended October 28, 2006. Gross margin decreased to 26.8% from 29.0% for the three months ended November 3, 2007 as compared to the three months ended October 28, 2006. The increase in gross profit was primarily attributable to increases in revenues during the three months ended November 3, 2007, as compared to the three months ended October 28, 2006.  The decrease in gross margin was due in significant part to the low volume of sales of our new WSS ROADM and 40 Gb/s product lines, of which we have not been able to achieve economies that come with scale. We expect that over time, the sale of these products will contribute to margin expansion.

Research and product development

                Research and product development expenses increased 68.1% to approximately $5.0 million for the three months ended November 3, 2007 from approximately $3.0 million for the three months ended October 28, 2006. The increase in research and development expenses was due to higher headcount and associated costs related to our decision to increase the number of engineering projects which will further expand our product portfolio. The majority of the increase can be attributed to our increased research and development efforts related to our Australian and Israeli operations. We had an increase of approximately $1.3 million for the three months ended November 3, 2007, as compared to the three months ended October 28, 2006, primarily attributable to research and development efforts connected to our ROADM and 40Gb/s product lines.  Additionally, we incurred an increase in stock-based compensation of approximately $0.4 million, primarily associated with increased headcount.

                We expect these costs to continue to increase as we undertake additional research and development projects as we continue to expand our product suite. The expansion of research and development both internally and as a result of acquired operations are expected to continue to expand our product suite.

Selling, general and administrative

                Selling, general and administrative expenses increased 124.7% to approximately $6.4 million for the three months ended November 3, 2007 from approximately $2.8 million for the three months ended October 28, 2006. We experienced increased costs for the additional infrastructure necessary to support our revenue growth. These costs included increased labor costs as a result of additional headcount and additional legal and other professional fees, as well as additional costs associated with being a public company, including the costs of compliance with the Sarbanes-Oxley Act of 2002. Additionally, we incurred approximately $0.6 million in stock-based compensation, an increase of $0.4 million from the $0.2 million incurred in the same period last year. We also incurred approximately $2.0 million of patent litigation expenses in the three months ended November 3, 2007, as compared to approximately $50,000 during the three months ended October 28, 2006. These additional legal costs are related to the defense of patent infringement lawsuits brought against us, as discussed in further detail in Part II, Item 1. We expect selling, general and administrative expenses to continue to increase in the future, as we continue to expand our product line offerings.

Interest and other income (expense), net

                Interest and other income (expense), net, increased to approximately $0.7 million for the three months ended November 3, 2007 from approximately $0.1 million for the three months ended October 28, 2006. The increase was due to additional interest income earned on the remaining cash and cash equivalents and short-term investments we held as a result of proceeds from our initial public offering. We expect our interest income to decrease in the future, as our cash balance decreases as we continue to incur costs related to the operation of our business.

Income tax expense

                Income tax expense was approximately $66,000 for the three months ended November 3, 2007 compared to approximately $179,000 for the three months ended October 28, 2006. Our overall effective tax rate was approximately (7)% and 6% in the three months ended November 3, 2007 and October 28, 2006, respectively. Because we report losses in our foreign jurisdictions and income in our U.S. operations, our expected quarterly consolidated effective tax rates will fluctuate significantly until our foreign operations establish a trend of profitability. Income tax expense will increase if our profits increase.

Liquidity and Capital Resources

                As of November 3, 2007 and October 28, 2006, we had cash and cash equivalents of approximately $29.8 million and $8.5 million, respectively.  Our working capital was approximately $83.9 million and $18.4 million at November 3, 2007 and October 28, 2006, respectively. This increase was primarily due to proceeds from our initial public offering.  We held short-term investments of approximately $21.8 million, accounts receivable of approximately $28.7 million, and debt of approximately $52,000 as of November 3, 2007.

Operating activities

                Net cash used in operating activities was approximately $7.1 million for the three months ended November 3, 2007, as compared to approximately $0.2 million provided by operating activities for the three months ended October 28, 2006. Net cash used in operating activities for the three months ended November 3, 2007 primarily resulted from a net loss of approximately $1.1 million, adjusted for approximately $0.9 million of depreciation and amortization and approximately $1.0 million of stock-based compensation, offset by an increase in accounts receivable of approximately $7.0 million and a decrease in accounts payable of approximately $0.8 million. Net cash provided by operating activities for the three months ended October 28, 2006 primarily resulted from net income of approximately $2.8 million offset by a decrease in other current liabilities of approximately $2.5 million and increases in inventories, accounts payables, and other assets of approximately $4.7 million, $2.6 million, and $0.6 million, respectively.

Investing activities

                Net cash provided by investing activities was approximately $12.0 million for the three months ended November 3, 2007 as compared to approximately $0.9 million used in investing activities in the three months ended October 28, 2006. During the three months ended November 3, 2007, approximately $27.8 million of short-term investments were sold or matured. This was offset by additional purchases of marketable securities of approximately $13.5 million and property and equipment of approximately $2.3 million.  Net cash used in investing activities for the three months ended October 28, 2006 was for purchases of property and equipment.

Financing activities

                Net cash used in financing activities was approximately $4,000 for the three months ended November 3, 2007 as compared to approximately $1.1 million for the three months ended October 28, 2006. Net cash used in financing activities for the three months ended November 3, 2007 primarily related to approximately $10,000 of debt pay down, offset by approximately $6,000 of proceeds from the issuance of common stock in connection with the exercise of employee stock options.  Net cash used in financing activities for the three months ended October 28, 2006 of approximately $1.1 million related to payments of costs associated with our initial public offering.

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

                We believe our existing cash and cash equivalents and our cash flows from operating activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital requirements will depend on many factors, including the rate of our revenue growth, the introduction and acceptance of new products, the rate of expansion of our production capacity, and the rate of increase in our sales and marketing and research and development activities. To the extent that our cash and cash equivalents, cash flows from operating activities, and net proceeds of this offering are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings.

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

Foreign Currency Exchange Risk

Our subsidiary Optium Australia is located in Sydney, Australia. As the Australian operations continue to expand, we will need to evaluate whether this growth will expose us to foreign currency exchange risks. All of our sales by the Australian operation are currently denominated in U.S. dollars, and it is our intent that sales will continue to be made in U.S. dollars. We currently do not use derivative financial instruments to mitigate this exposure. We may hedge certain foreign exchange risks through the use of currency futures or options in future periods.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

In December 2004, we terminated our relationship with Appletec Limited, an Israeli company that was assisting us with our sales efforts in Israel. Beginning in February 2005 and through May 2005, we received correspondence from Appletec claiming we owed Appletec sales commissions. We do not believe that we owe any further commissions to Appletec. However, in June 2005 we sent a letter to Appletec’s counsel proposing a settlement. We did not receive a response to our proposal and Appletec filed an action in Israel against us and a consultant of ours alleging damages in an amount of approximately $1,800,000. We intend to defend ourselves vigorously and we do not expect the ultimate outcome of this matter to have material adverse effect on our business, financial condition, results of operations or cash flows.

On September 11, 2006, JDS Uniphase Corporation and EMCORE Corporation filed a complaint in the United States District Court for the Western District of Pennsylvania alleging that the Company’s 1550 nm HFC externally modulated transmitter, in addition to possibly “products as yet unidentified,” infringes on two U.S. patents.  Since no summary judgment motions have been ruled upon, the Company is unable to determine the ultimate outcome of this litigation.  On March 14, 2007, JDS Uniphase and EMCORE Corporation filed a second complaint in the United States District Court for the Western District of Pennsylvania alleging that the Company’s 1550 nm HFC quadrature amplitude modulated transmitter, in addition to possibly “products as yet unidentified,” infringes on another U.S. patent. Since discovery is currently in process, we are unable to determine the ultimate outcome of this second litigation.  During the three months ended November 3, 2007, sales of our 1550 nm HFC externally modulated transmitter and our 1550 nm HFC quadrature amplitude modulated transmitters, together, represented less than 5% of our revenues. The plaintiffs are seeking for the court to declare that we have willfully infringed on such patents and to be awarded up to three times the amount of any compensatory damages found, if any, plus any other damages and costs incurred. We intend to vigorously defend the claims asserted against us and we believe that we have meritorious defenses.

In the ordinary course of business, the Company is party to a litigation, claims and assessments in addition to those described above. Based on information currently available, management does not believe the impact of these other matters will have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company.

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

Historically, we have generated most of our revenues from a limited number of end customers. For example, in the three months ended November 30, 2007 and October 26, 2006, we generated 65.0% and 68.9%, respectively, of our revenues from our three largest end customers during those periods. We may not be able to offset any decline in revenues from our existing major customers with revenues from new customers and our quarterly results may be volatile because we are dependent on large orders from these customers that may be reduced or delayed. Our dependence on a limited number of customers is due to the fact that the network systems industry is dominated by a small number of large companies, and the industry continues to consolidate, as with the recent mergers of Cisco Systems and Scientific-Atlanta, Ericsson and Marconi, Lucent and Alcatel and the network divisions of Nokia and Siemens. Similarly, our customers depend primarily on a limited number of major carrier customers to purchase their network systems products that incorporate our optical subsystems. Many major telecommunication services providers are experiencing losses from operations. The further consolidation of the industry, coupled with potential declining revenues from our major customers, may have a material adverse impact on our business.

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

•                   During the first half of calendar year 2008, we plan to relocate our Optium Australia operating facility.  This relocation includes relocation of all of our Australian manufacturing operations, including significant capital equipment and assets. There are various risks in connection with the planned relocation, including delays and other issues caused by inclement weather, damage to our equipment, and problems in recommencing manufacturing operations after the relocation of our equipment. If we fail to properly manage this relocation to minimize manufacturing and other business interruption, our business and financial results could be materially harmed.

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

We depend on a limited number of component suppliers who could disrupt our business if they stopped, decreased or delayed shipments, and increased demand for components generally could lead to shortages.

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

Our industry is characterized by rapidly shifting demand among various product types and requests for shorter manufacturing lead times as our customers respond to market trends.  As a result, forecasts from our customers may not provide us with sufficient visibility into the breakdown of long-term demand.  If we are not able to quickly adjust to shifting demand among various product types or meet the required lead times of our customers, our business could be adversely affected. Further, lower visibility into customer demand could cause our results to materially differ quarter to quarter.

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

Our future depends, in part, on our ability to attract and retain key personnel. Our future depends on the continued contributions of our executive officers and other key technical personnel, each of whom would be difficult to replace. In particular, Eitan Gertel, our chief executive officer, president and chairman, is critical to the management of our business and operations, as well as the development of our strategic direction. The loss of services of Mr. Gertel or other executive officers or key personnel or the inability to continue to attract qualified personnel could have a material adverse effect on our business. Competition for highly skilled technical people is extremely intense and we continue to face difficulty identifying and hiring qualified personnel in many areas of our business. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for hiring experienced employees have greater resources than we have. In addition, in making employment decisions, particularly in the high-technology industries, job candidates often consider the value of the equity they are to receive in connection with their employment. Therefore, significant volatility in the price of our stock may adversely affect our ability to attract or retain technical personnel. Furthermore, changes to accounting principles generally accepted in the United States relating to the expensing of stock options may discourage us from granting the sizes or types of stock awards that job candidates may require to accept our offer of employment.

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

In recent years, we have experienced significant growth through among other things, internal expansion programs, product development and our acquisitions of Engana, now Optium Australia and Kailight, now Optium Israel. We currently anticipate continued growth. In connection with this growth, we will be required to expand our manufacturing operations, including hiring new personnel, purchasing additional equipment, leasing or purchasing additional facilities and developing the management infrastructure to manage any such expansion. If we fail to secure these expansion requirements and /or manage our future growth effectively, in particular during periods of industry uncertainty, our business could suffer.

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

All sales of our products are made in United States dollars. Nevertheless, a few of our suppliers to our subsidiaries Optium Australia and Optium Israel are paid in Australian dollars and Israeli shekels, respectively. In addition, all employee and other local expenses of Optium Australia and Optium Israel are paid in Australian dollars and Israeli shekels, respectively. This exposes us to foreign currency exchange rate risks. If the value of the Australian dollar and/or Israeli shekel relative to the United States dollar rises, these expenses of Optium Australia and/or Optium Israel, as applicable, will correspondingly increase. We currently do not use derivative financial instruments to mitigate this exposure. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in future periods.

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

Our competitive position is driven in part by our intellectual property and other proprietary rights. Third parties, however, may claim that we or our products or operations are infringing their intellectual property rights, and we may be unaware of intellectual property rights of others that may cover some of our assets, technology and products. In that regard, JDS Uniphase Corporation and EMCORE Corporation filed a complaint on September 11, 2006 alleging that our 1550 nm HFC externally modulated transmitter, in addition to possibly “products as yet unidentified,” infringes on two U.S. patents.  On March 14, 2007, JDS Uniphase and EMCORE Corporation filed a second complaint in the United States District Court for the Western District of Pennsylvania alleging that the Company’s 1550 nm HFC quadrature amplitude modulated transmitters, in addition to possibly “products as yet unidentified”,  infringe on another U.S. patent. The plaintiffs in both cases are seeking for the court to declare that we have willfully infringed on such patents and to be awarded up to three times the amount of any compensatory damages found, if any, plus any other damages or costs incurred. Any litigation regarding patents, trademarks, copyrights or other intellectual property rights, even those without merit, could be costly and time consuming, and divert our management and key personnel from operating our business. The complexity of the technology involved and inherent uncertainty and cost of intellectual property litigation increases our risks. If any third party has a meritorious or successful claim that we are infringing its intellectual property rights, we may be forced to change our products or manufacturing processes, which may be costly or impractical. This also may require us to stop selling our products as currently engineered, which could harm our competitive position. We also may be subject to significant damages or injunctions that prevent the further development of certain of our products or services.

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

We incur significant increased costs as a result of operating as a public company, our management is required to devote substantial time to new compliance initiatives, and if we have deficiencies in our internal controls over financial reporting or other compliance controls, the market price of our stock could decline and we could be subject to sanctions or investigations .

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, or SEC, and the NASDAQ Global Market, has imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, under current rules, commencing with respect to our fiscal year ending August 2, 2008, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues. We will evaluate the need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ Global Market, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

•                  develop new products;

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

We will lose sales if we are unable to obtain government authorization to export certain of our products.

                Exports of our products are subject to export controls imposed by the U.S. Government and administered by the U.S. Departments of State and Commerce. In certain instances, these regulations may require pre-shipment authorization from the administering department.  For products subject to the Export Administration Regulations, or EAR, administered by the Department of Commerce’s Bureau of Industry and Security, the requirement for a license is dependent on the type and end use of the product, the final destination and the identity of the end user.  Virtually all exports of products subject to the International Traffic in Arms Regulations, or ITAR, administered by the Department of State’s Directorate of Defense Trade Controls, require a license.  Most of our fiber optics products are subject to EAR; certain of our RF over fiber products are currently subject to ITAR.

                Given the current global political climate, obtaining export licenses can be difficult and time-consuming.   Failure to obtain export licenses for these shipments could significantly reduce our revenue and could materially adversely affect our business, financial condition and results of operations. Compliance with U.S. Government regulations may also subject us to additional fees and costs. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position.

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

As of November 3, 2007, we had U.S. net operating loss, or NOL, carryforwards of approximately $23.9 million for federal and $9.2 million for state income tax purposes expiring through fiscal year ending July 2025. These NOL carryforwards represent an asset to the extent they can be utilized to reduce future cash income tax payments. Utilization of our NOL carryforwards depends on the timing and amount of taxable income earned in the future, which we are unable to predict. We have performed an analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code has occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of the U.S. NOL carry forwards attributable to periods before the change. The review determined we have no current limitations related to the NOL carryforwards. We have NOLs in the United States, Australia and Israel. Currently, we recognize income in our U.S. operations and losses in our Australian and Israeli operations, and the complexity of the application of the NOLs in consolidation may adversely affect our future effective tax rate.

In the year ended July 28, 2007, we recorded a U.S. deferred tax asset, by removing a valuation allowance, of approximately $13.9 million. This one time recognition positively affected our net income for fiscal year 2007. We recognized the U.S. deferred tax asset when it met a “more likely than not” recognition threshold in connection with likely future taxable income realization.  In the future, we may recognize additional deferred tax assets should our foreign operations meet the “more likely than not” recognition threshold in connection with likely future taxable income realization.

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

In addition, as of December 10, 2007 there were 48,979 shares subject to outstanding warrants, 2,384,280 shares subject to outstanding options, and 345,000 unvested restricted stock units. Additional shares will be available for issuance under our stock option plans. These shares are eligible for sale in the public market to the extent permitted by any applicable vesting requirements. Moreover,  holders who, at the time of our initial public offering, held an aggregate of approximately 17 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our employee benefit plans. Once we register these shares, they can be freely sold in the public market upon issuance.

Our directors, management and entities associated with them will exercise significant control over our company, which will limit your ability to influence corporate matters.

Our executive officers and directors and entities associated with them collectively beneficially own approximately 49% of our outstanding common stock as of December 10, 2007. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might negatively affect the market price of our common stock.

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

None.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

On December 7, 2007, Optium Australia Pty Limited entered into a lease agreement for a facility located in Waterloo, New South Wales, Australia. The lease is a three year term, with the option to renew for an additional three years. The facility comprises approximately 32,800 square feet. The monthly rent is approximately $45,000 AUD per month, including charges, subject to periodic increase. Optium plans to relocate its Optium Australia operations to this location during the first half of calendar year 2008.

ITEM 6.  Exhibits

(a)   Exhibit Index.

10.1*                    Form of Deferred Stock Award for Israeli grantees under Optium Corporation 2006 Stock Option and Incentive Plan.

10.2*                    Form of Deferred Stock Award for directors under Optium Corporation 2006 Stock Option and Incentive Plan.

10.3                           Lease Agreement, dated December 7, 2007, by and between Charvic Pty Ltd and Optium Australia Pty Limited for premises located at 244 Young Street, Waterloo, NSW, Australia.

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

* Indicates a management contract or compensatory plan or arrangement

SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIUM CORPORATION.

Dated:	December 13, 2007	/s/ Eitan Gertel
Eitan Gertel
President and Chief Executive Officer

Dated:	December 13, 2007	/s/ David Renner
David Renner
Vice President of Finance and
Chief Financial Officer