Form 10-Q
period 2008-02-02
OPTIUM CORP
filed 2008-03-13
CIK 1219169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 2, 2008

or

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

☒ Yes        ☐ No

                Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

                Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒  No

             As of March 11, 2008, the registrant had 25,481,832 shares of Common Stock, par value $.0001, outstanding. This number excludes 1,494,085 shares held by the registrant as treasury shares.

TABLE OF CONTENTS

PART I

Financial Information

Page

ITEM 1.	Financial Statements.

1.	Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended February 2, 2008 and January 27, 2007	2

2.	Condensed Consolidated Balance Sheets as of February 2, 2008 (unaudited) and July 28, 2007	3

3.	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended February 2, 2008 and January 27, 2007	4

4.	Notes to Condensed Consolidated Financial Statements (unaudited)	5

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

By their very nature, forward-looking statements are subject to uncertainties, both general and specific, and risks exist that predictions, forecasts, projections and other forward-looking statements will not be achieved.  Actual results may differ materially due to a variety of factors including, without limitation, those discussed under “Management’s Discussion and Analysis of Financial Conditions and Results of Operations;” “Risk Factors;” and elsewhere in this report.  Investors and others should carefully consider these factors and other uncertainties and events, whether or not the statements are described as forward-looking.

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

PART I

Financial Information

ITEM 1. Financial Statements

Optium Corporation

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three months ended		Six months ended
	February 2, 2008	January 27, 2007	February 2, 2008	January 27, 2007
Revenue	$40,294	$34,139	$76,414	$64,149
Cost of revenue	29,413	24,214	55,864	45,519
Gross profit	10,881	9,925	20,550	18,630
Operating expenses:
Research and product development	5,995	3,513	11,032	6,509
Selling, general and administrative	6,231	3,359	12,582	6,186
Total operating expenses	12,226	6,872	23,614	12,695
Income (loss) from operations	(1,345)	3,053	(3,064)	5,935
Interest and other income, net	614	1,102	1,319	1,158
Income (loss) before income tax expense	(731)	4,155	(1,745)	7,093
Income tax expense	69	293	134	472
Net income (loss)	$(800)	$3,862	$(1,879)	$6,621

Basic net income (loss) per share	$(0.03)	$0.16	$(0.07)	$0.48
Basic weighted average common shares outstanding	25,452	24,592	25,443	13,668

Diluted net income (loss) per share	$(0.03)	$0.15	$(0.07)	$0.28
Diluted weighted average common shares outstanding	25,452	26,592	25,443	23,564

See accompanying notes to the financial statements.

Optium Corporation

Condensed Consolidated Balance Sheets

(in  thousands, except share amounts)

	February 2, 2008	July 28, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,805	$25,359
Short-term investments	4,597	36,018
Accounts receivable, net of allowances of $34 and $46, respectively	30,345	21,853
Inventories, net	23,834	20,684
Restricted cash	68	68
Deferred tax assets	6,071	4,976
Prepaid expenses and other current assets	1,873	1,039
Total current assets	114,593	109,997
Property and equipment, net	14,482	9,124
Other assets	433	170
Intangible assets, net	1,806	2,006
Goodwill	38,509	37,923
Deferred tax assets	7,745	8,881
Total assets	$177,568	$168,101
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$26,756	$20,222
Accrued expenses	5,969	4,389
Accrued warranty	392	359
Current portion of debt	41	46
Total current liabilities	33,158	25,016
Long-term debt, net of current portion	3	17
Other long-term liabilities	361	189
Total liabilities	33,522	25,222
Stockholders’ equity:
Common stock, $0.0001 par value — 100,000,000 shares authorized, 26,970,632 and 26,924,963 shares issued, respectively; 25,476,547 and 25,430,878 shares outstanding, respectively	3	3
Additional paid in capital	193,324	191,118
Deferred compensation	(674)	(924)
Treasury stock, 1,494,085 shares of common stock—at cost	(2,762)	(2,762)
Accumulated deficit	(48,370)	(46,395)
Accumulated other comprehensive income	2,525	1,839
Total stockholders’ equity	144,046	142,879
Total liabilities and stockholders’ equity	$177,568	$168,101

See accompanying notes to the financial statements.

Optium Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six months ended
	February 2, 2008	January 27, 2007
Cash flows from operating activities
Net income (loss)	$(1,879)	$6,621
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	2,001	1,318
Stock-based compensation	2,195	433
Provision for doubtful accounts	(13)	38
Loss on disposal of property and equipment	—	9
Change in deferred taxes	76	—
Changes in operating assets and liabilities:
Accounts receivable	(8,591)	(2,624)
Inventories, net	(2,969)	(3,801)
Prepaid expenses and other current assets	(915)	(741)
Other assets	(242)	(128)
Accounts payable	6,455	(2,011)
Accrued expenses	1,621	753
Other current liabilities	—	(2,640)
Accrued warranty	32	39
Other long-term liabilities	19	127
Net cash used in operating activities	(2,210)	(2,607)
Cash flows from investing activities
Purchase of property and equipment	(6,873)	(2,299)
Proceeds from sale of property and equipment	—	30
Release of restricted cash	180	—
Purchase of short-term investments	(35,854)	(27,819)
Maturities and sales of short-term investments	67,275	8,384
Net cash provided by (used in) investing activities	24,728	(21,704)
Cash flows from financing activities
Payments on line of credit	(19)	(671)
Net proceeds from initial public offering	—	95,378
Proceeds from exercise of employee stock options	13	38
Net cash (used in) provided by financing activities	(6)	94,745
Effect of exchange rate changes on cash and cash equivalents	(66)	(12)

Net increase in cash and cash equivalents	22,446	70,422

Cash and cash equivalents, beginning of period	25,359	10,377

Cash and cash equivalents, end of period	$47,805	$80,799

See accompanying notes to the financial statements.

Optium Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.  Organization and Operations

                Optium Corporation (the “Company” or “Optium”) was incorporated in the State of Delaware on September 8, 2000. The Company is a leading designer and manufacturer of high-performance optical subsystems supporting core to the edge applications for use in telecommunications and cable TV network systems.  Since its founding in 2000, Optium has developed or acquired proprietary technology and products that enable transmission and switching functionality for high-bandwidth, intelligent optical networking applications. The Company supplies an extensive suite of optical subsystems, including 10Gb/s and 40Gb/s transceivers, cable TV and fiber to the home, or FTTH, transmitters, analog RF over fiber products, line cards, circuit packs and its technologically innovative wavelength selective switch reconfigurable optical add/drop multiplexer products, or WSS ROADMs.   The Company’s optical subsystems are used in network systems that deliver voice, video and other data services for consumers and enterprises that are delivered in the long haul, metropolitan and access segments, referred to as the core to the edge, of telecommunications and cable TV networks. The Company’s customers are network systems vendors whose customers include wireline and wireless telecommunications service providers and cable TV operators, collectively referred to as carriers.

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

Fiscal year

                Optium operates on a 52 or 53 week fiscal year ending on the Saturday closest to July 31. Fiscal year 2008 consists of 53 weeks. Each quarter consists of 13 or 14 weeks; the second quarter of fiscal year 2008 consisted of 13 weeks.

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

Cash and cash equivalents

                The Company considers all highly liquid securities purchased with original maturities of ninety days or less to be cash equivalents.  Money market accounts that are classified as cash equivalents are stated at cost, which approximates market value.  Other short-term investments that mature in less than ninety days and are classified as cash equivalents are reported at fair value, with resulting unrealized gains or losses reported as a separate component of stockholders’ equity.

                At both February 2, 2008 and July 28, 2007, the Company had restricted cash relating to an operating lease in the form of a certificate of deposit for $68,000, which is renewed on a monthly basis. The term of the certificate of deposit extends from the commencement date of the lease (May 1, 2001) through at least ninety days after the expiration of the lease term (April 30, 2008).

Foreign currency translation

                The financial statements for Optium Australia, the Company’s foreign subsidiary,  are measured using the local currency (the Australian dollar) as the functional currency. Foreign assets and liabilities in the condensed consolidated balance sheets have been translated at the rate of exchange as of the balance sheet date. Revenues and expenses are translated at the average exchange rate for the month. Translation adjustments do not impact the results of operations and are reported as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in the condensed consolidated results of operations.

Accounts receivable

                The Company carries its accounts receivable at the amount that it considers to be collectible and does not require collateral from its customers. Accordingly, an allowance account is established through a charge against operations in an amount deemed adequate to absorb the uncollectible portion of such receivables. The allowance is determined through management review of outstanding amounts per customer. At February 2, 2008 and July 28, 2007, an allowance of $33,700 and $46,440 respectively, based on management’s analysis, was available to absorb any uncollectible balances.

Inventories

                Inventories are valued at the lower of cost or market value. Cost is determined on a first-in, first-out method. The Company makes inventory commitments and purchase decisions based upon sales forecasts. To mitigate potential component supply constraints, the Company builds inventory levels for certain items with long supply lead times. The Company assesses the valuation of its inventory on a periodic basis and writes down the value for estimated excess and obsolete inventory based on estimates of future demand. The Company defines obsolete inventory as inventory that will no longer be used in its manufacturing processes. Excess inventory is defined as inventory in excess of projected usage and is determined using management’s best estimate, based upon information then available to the Company.

Property and equipment

                Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as additions to property and equipment. The Company provides for depreciation and amortization using the straight-line method and charges amounts to operations to allocate the cost of the assets over their estimated useful lives. Useful lives of the Company’s asset categories are: machinery and equipment of five years, computer equipment and software of three years; and furniture and office equipment of seven years. The costs of leasehold improvements on leased office and warehouse space are capitalized and amortized using the straight-line method over the shorter of the life of the applicable lease or the useful life of the improvement.

                Assets held under capital leases are recorded at the lower of the fair market value of the asset or the present value of future minimum lease payments and are amortized using the straight-line method over the primary term of the relevant capital lease. The Company had no capital lease obligations as of February 2, 2008 and July 28, 2007.

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

Valuation of goodwill

                Under the Statements of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, goodwill is subject to annual impairment testing criteria. The Company’s policy is to compare the carrying value of a business unit’s net assets to the estimated fair value of the business unit, using a sales multiple approach to estimate the business unit’s fair value. The fair value is based on management’s estimate of future revenues to be generated by the business component. Such estimated future revenues consider factors such as future operating income and historical trends. The Company tests for impairment on an annual basis or on an interim basis if circumstances change that would indicate the possibility of impairment. The impairment review requires an analysis of future projections and assumptions about the Company’s operating performance. If such a review indicates that the assets are impaired, a charge to operations would be recorded for the amount of the impairment and the corresponding impaired assets would be reduced in carrying value. The Company did not identify an asset impairment related to the carrying value of goodwill as of February 2, 2008.

Impairment of long-lived assets

                SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144, established accounting standards for the impairment of long-lived assets and certain identifiable intangibles related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. Long-lived assets consist primarily of property and equipment. In accordance with SFAS 144, the Company continually evaluates whether events or circumstances have occurred to indicate that the estimated remaining useful life of its long-lived assets may warrant revision or the carrying value might be impaired. The carrying value of long-lived assets is considered impaired when the total projected undiscounted cash flows from such assets are less than carrying value. The Company determined that no event or circumstance occurred that would have warranted a revision to carrying value of its long-lived assets as of February 2, 2008.

Fair value of financial instruments

                Financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and notes payable. The carrying amounts of the Company’s financial instruments approximate their fair values.

Short-term investments

The Company considers all short-term investments as available-for-sale and records all short-term investments at fair value, with resulting unrealized gains or losses reported as a separate component of stockholders’ equity. Those investments with an original maturity of less than ninety days are classified as cash equivalents, while those with an original maturity of greater than ninety days and less than one year are classified as short-term investments on the Company’s condensed consolidated balance sheet.

Stock-based compensation

                Effective July 30, 2006, the Company adopted SFAS  No. 123R, Share-Based Payment, or SFAS 123R, which requires companies to recognize in their statement of operations all share-based payments, including grants of stock options and restricted stock units, based on the grant date fair value. The Company adopted SFAS 123R using the prospective transition method. Stock-based compensation is measured at the grant date, based on the fair value of the award, and expensed over the requisite service period. The application of SFAS 123R involves significant amounts of judgment in the determination of inputs into the Black-Scholes model which the Company uses to determine the value of stock options. Inherent in this model are assumptions related to expected stock price volatility, option life, risk free interest rate and dividend yield. While the risk free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which make them critical accounting estimates. The fair value of each stock option grant during the first six months of fiscal year 2008 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended February 2, 2008	Six months ended February 2, 2008	Three months ended January 27, 2007	Six months ended January 27, 2007
Average risk-free interest rate	2.97%	3.73%	4.45%	4.74%
Expected dividend yield	0%	0%	0%	0%
Expected life	5 years	5 years	5 years	5 years
Expected volatility	82.00%	80.87%	80.00%	80.00%
Forfeiture rate	9.76%	10.01%	9.28%	9.28%

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

                Restricted stock units, or RSUs, have a fair value based on the closing price of the Company’s stock on the date of grant. The RSUs granted during the three and six months ended February 2, 2008 had a weighted average fair value of $9.69 and $9.66, respectively. The stock units have varying vesting schedules, dependent on the grant details. The total stock-based compensation associated with the RSUs will be expensed over the requisite service period of the respective grants.  Forfeiture rates of 4.88% and 5.06% were used to calculate the stock-based compensation related to the restricted stock units granted during the three and six months ended February 2, 2008, respectively.

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

The Company may offer evaluation units to our current and potential customers, at no charge, for purposes of expanding our customer base and product portfolio. Such units are expensed when shipped and are recognized as part of selling, general and administrative expense in the accompanying condensed consolidated statement of operations.

Product development costs

                The costs of the development of hardware products are expensed as incurred.

Shipping and handling costs

                Shipping and handling costs related to products sold are included in cost of revenue.

Income taxes

                The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, or SFAS 109.  SFAS 109 requires the Company to account for income taxes using a balance sheet approach, requiring the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events having been recognized in the Company’s financial statements or tax returns. Deferred income taxes have been provided for the differences between the financial reporting carrying values and the income tax reporting basis of the Company’s assets and liabilities. These temporary differences consist of differences between the timing of the deduction of certain amounts between income tax and financial statement reporting purposes. The Company adopted Financial Accounting Standards Board, or FASB,  Interpretation No. 48 Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109, Accounting for Income Taxes, or FIN 48, on July 29, 2007. Under the new provisions, the Company will not recognize a tax benefit for an uncertain income tax position unless it is “more likely than not” that such position is sustainable. As a result of the implementation of FIN 48, the Company recognized a net $100,000 increase in the liability for unrecognized tax benefits, which was accounted for as an increase to the July 28, 2007 balance of the accumulated deficit.

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

	Three months ended		Six months ended
	February 2, 2008	January 27, 2007	February 2, 2008	January 27, 2007

Net income (loss)	$(800)	$3,862	$(1,879)	$6,621
Other comprehensive income:
Unrealized gain (loss) on investments	(1)	(10)	6	(10)
Net change in cumulative foreign currency translation adjustment	(137)	99	680	129
Comprehensive income (loss)	$(938)	$3,951	$(1,193)	$6,740

Net income (loss) per share

                The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share, or SFAS 128. Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding. In accordance with SFAS 128, incremental potential common shares from the conversion of preferred stock and the exercise of stock options and warrants are included in the calculation of diluted net income (loss) per share except when the effect would be anti-dilutive. On October 10, 2006, the Company’s 1-for-12 reverse stock split of the Company’s issued common stock became effective, and all share data has been retroactively adjusted to reflect this reverse stock split.

                The calculations for basic and diluted net income (loss) per share were as follows (in thousands, except per share data):

	Three months ended		Six months ended
	February 2, 2008	January 27, 2007	February 2, 2008	January 27, 2007
Numerator:
Net income (loss)	$(800)	$3,862	$(1,879)	$6,621

Denominator:
Weighted average common shares outstanding	25,452	24,592	25,443	13,668
Effect of dilutive shares
Stock options	—	1,403	—	1,285
Series A and C warrants	—	49	—	71
Conversion of preferred shares into common stock	—	548	—	8,540
Adjusted weighted-average common shares outstanding	25,452	26,592	25,443	23,564

Basic net income (loss) per share	$(0.03)	$0.16	$(0.07)	$0.48
Diluted net income (loss) per share	$(0.03)	$0.15	$(0.07)	$0.28

                For the three and six months ended February 2, 2008, options, unvested restricted stock units and warrants to purchase 2,856,129 shares of common stock have been excluded from the calculation, as their impact would have been anti-dilutive.

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

Recent accounting pronouncements

                In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, or SFAS 157.  SFAS 157 establishes a common definition to provide enhanced guidance when using fair value to measure assets and liabilities, establishes a framework for measuring fair value, and expands disclosures about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently determining the impact of implementing SFAS 157, which will be effective for fiscal year 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB No. 115, or SFAS 159.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company is currently determining the impact of implementing SFAS 159, which will be effective for fiscal year 2009.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, or SFAS 141R. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008.  SFAS 141R establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in the business combination. The Company is currently determining the impact of implementing SFAS 141R, which will be effective for fiscal year 2010.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin, or ARB No. 51, or SFAS 160.  SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  SFAS 160 establishes and expands accounting and reporting standards for the noncontrolling interest in a subsidiary. The Company is currently determining the impact of implementing SFAS 160, which will be effective for fiscal year 2010.

3.  Inventories

                Net inventories consist of the following at (in thousands):

	February 2, 2008	July 28, 2007
Raw materials	$17,272	$14,545
Work in process	2,272	1,011
Finished goods	4,290	5,128
	$23,834	$20,684

4. Investments

                The following is a summary of the Company’s available-for-sale investments as of February 2, 2008 and July 28, 2007 (in thousands):

Investment Type	Amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value
As of February 2, 2008

Corporate	$31,646	$6	$—	$31,652
Government-sponsored enterprise	—	—	—	—
Municipal	7,595	—	—	7,595
Total	$39,241	$6	$—	$39,247

Reported as:
Cash equivalents	$34,646	$4	$—	$34,650
Short-term investments	4,595	2	—	4,597
Total	$39,241	$6	$—	$39,247

As of July 28, 2007
Corporate	$22,526	$—	$—	$22,526
Government-sponsored enterprise	23,221	—	(3)	23,218
Municipal	8,825	—	—	8,825
Total	$54,572	$—	$(3)	$54,569

Reported as:
Cash equivalents	$18,551	$—	$—	$18,551
Short-term investments	36,021	—	(3)	36,018
Total	$54,572	$—	$(3)	$54,569

                The Company accounts for its investments pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, or SFAS 115. All of the Company’s investments are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. Gains and losses are not recorded in earnings until realized. The Company monitors its investments for other than temporary impairment, which results from the carrying value of the investments exceeding the fair value. If other than temporary impairment is identified, the cost basis of the security is written down to fair value and the amount of the write-down is recorded as a realized loss through earnings. In evaluating unrealized losses for other than temporary impairment, the Company considers a number of factors including the duration and significance of the loss. The Company has the ability and intent to hold those investments with unrealized losses until a recovery of fair value. As of February 2, 2008, the Company held no securities with an unrealized loss position for more than twelve months and no realized losses were recorded.

                All investments mature in less than one year; those that mature in less than ninety days are classified as cash equivalents. Subsequent to February 2, 2008, some of the Company’s currently held auction rate securities experienced failed auctions. Uncertainty in credit markets has led to the amount of auction rate securities submitted for sale exceeding the amount of orders for these securities, resulting in failed auction status. The Company’s total auction rate securities have a fair value of $3,600,000 and represent approximately 7% of the Company’s total liquid assets, which consist of cash and cash equivalents and short-term investments. Because the auctions have failed the securities are no longer liquid, as the Company will not be able to access such funds until a successful future auction or these securities are redeemed.  However, the Company believes its remaining cash and cash equivalents will be sufficient to meet anticipated cash needs.  The auction rate securities are all AAA rated securities and the underlying assets of the Company’s auction rate securities are student loans backed by the federal government.  The Company believes the securities are properly  valued at their estimated fair market value on the balance sheet and has continued to classify the auction rate securities as short-term investments.  The Company will continue to assess the effects of the failed auctions on the fair value of the investments. If the auctions associated with the securities the Company owns are not successful in the future and an other than temporary impairment of the security is identified, the Company may have to record an impairment charge through earnings with respect to these securities.

5.  Acquisitions

Kailight Photonics Inc.

On May 15, 2007, the Company acquired Kailight Photonics, Inc. (“Kailight”), a technology leader in 40Gb/s optical transmission products, for approximately $35,877,700, including $729,000 of transaction costs associated with the acquisition and subject to certain working capital adjustments. Approximately $3,350,000 of the purchase price is being held in escrow pending the outcome of certain matters outlined in the merger agreement for which the Company is indemnified.  In addition, the Company may also be required to pay up to $5,000,000 in additional future payments based on the achievement of certain performance milestones. Any such payments will be recorded as additional purchase price in the period it is probable such payment is earned. Pursuant to the merger agreement, certain outstanding Kailight stock options were converted into Optium stock options. Of the total options granted to Kailight employees and consultants, 9,652 options with an exercise price of $0.11 were fully vested and assigned a fair value of $148,776 using the Black-Scholes option pricing model and were accordingly recorded as purchase price.

The transaction was accounted for as a purchase in accordance with SFAS 141. As a result, the assets acquired and liabilities assumed were accounted for at fair value on the acquisition date, and the results of operations of Kailight are included in the Company’s consolidated results of operations from the acquisition date. Management is responsible for the valuation of net assets acquired, including in-process research and development, and considered a number of factors, including valuations and appraisals, when estimating the fair market values and estimated useful lives of the acquired assets and liabilities. The Company believes the acquisition provides synergies with existing product lines and expands on our current transceiver capabilities, resulting in an excess purchase price over the fair value of identifiable assets. The excess purchase price of $26,089,700 has been recorded as goodwill.

The Kailight purchase price was allocated as follows (in thousands):

Net assets acquired	$(212)
Acquired in-process research and development	10,000
Goodwill	26,090
Total purchase price	$35,878

The following table summarizes the components of the assets acquired at fair value (in thousands):

Cash	$489
Net fixed assets	597
Accounts receivable and other	262
Less liabilities assumed	(1,560)
Net assets acquired	$(212)

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

The acquired in-process research and development expense of $10,000,000 relates to the acquired 40Gb/s project and was determined using the income approach assuming cash flows over ten years and using risk adjusted discount rates ranging from 20% to 30% for the four defined segments of the 40Gb/s project. The discount rates were based on fundamental data for a group of market participants, as well as venture capital studies. The ten year life is based on the life expectancy of the products in the market place with an assumed growth rate of up to 314% diminishing to 10% and no assumed terminal value. We began to recognize revenue related to these products in fiscal year 2008.

Pro forma financial information

The following unaudited pro forma financial information represents the Company’s consolidated results from operations for the period indicated, as if the acquisition of Kailight had occurred at the beginning of the period presented. Unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results of operations. These pro forma results are based upon the respective historical financial statements of the respective companies, and do not incorporate, nor do they assume, any benefits from cost savings or synergies of operations of the combined Company. Unaudited pro forma results of operations are presented after giving effect to certain adjustments, including adjustments to reflect decreased interest income on the cash used to finance the acquisitions, and increased income taxes at a rate consistent with the Company’s effective tax rate in each period.

Pro forma results

	Three months ended	Six months ended
	January 27, 2007	January 27, 2007
	(in thousands, except per share data)	(in thousands, except per share data)
Pro forma revenues	$34,168	$64,212
Pro forma net income	$2,666	$3,547
Pro forma net income per share — basic	$0.11	$0.26
Pro forma net income per share — diluted	$0.10	$0.15
Reported net income	$3,862	$6,621
Reported net income per share — basic	$0.16	$0.48
Reported net income per share — diluted	$0.15	$0.28

Microdisplay assets

On July 10, 2007, the Company acquired certain intellectual property assets of Microdisplay Corporation related to the design and manufacture of liquid crystal on silicon (“LCoS”) wafers used in its WSS ROADM product line. The aggregate purchase price of the transaction was approximately $2.0 million, including the assumption of certain liabilities. The purchase of these assets has been recorded as completed technology and classified as an intangible asset on the balance sheet as of the acquisition date. The acquired intangible assets will be amortized over a five year useful life. The amortization expense related to the Microdisplay assets is included in our condensed consolidated statements of operations in the selling, general and administrative expense line item for the three and six months ended February 2, 2008.

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

The results of the Kailight acquisition have been included in the accompanying condensed consolidated financial statements since the date of acquisition.

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

Stock incentive plan

                Effective July 30, 2006, the Company adopted SFAS 123R, which requires companies to recognize in their statement of operations all share-based payments, including grants of stock options, based on the grant date fair value. The Company adopted SFAS 123R using the prospective-transition method. Stock-based compensation is measured at the grant date, based on the fair value of the award, and expensed over the requisite service period. The application of SFAS 123R involves significant amounts of judgment in the determination of inputs into the Black-Scholes model, which the Company uses to determine the value of stock options. Inherent in this model are assumptions related to expected stock price volatility, option life, risk free interest rate and dividend yield. While the risk free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which make them critical accounting estimates. The fair value of each stock option grant was estimated on the date of the grant using the Black-Scholes option-pricing model and the assumptions are disclosed in the Summary of Significant Accounting Policies in Note 2.

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

Under the pro forma disclosure previously required under SFAS 123, the compensation cost for the Company’s stock-based compensation plans had been determined based upon the fair value of the options at the grant date. Consistent with the methodology prescribed under SFAS 123, the Company would have recorded approximately $102,600 and $205,200 and $106,400 and $212,900 as stock based compensation in selling, general and administrative expenses for the three and six months ended February 2, 2008 and January 27, 2007, respectively, related to the grants issued prior to the adoption of SFAS 123R, as presented below (in thousands):

	Three months ended		Six months ended
	February 2 2008	January 27, 2007	February 2, 2008	January 27, 2007

Net income (loss), as reported	$(800)	$3,862	$(1,879)	$6,621
Add: Stock-based compensation under APB 25	85	119	170	257
Add: Stock-based compensation under SFAS 123R	992	111	1,631	155
Less: Stock-based compensation expense determined under fair value method for all awards	(1,062)	(212)	(1,771)	(358)
Net income (loss), pro forma	$(785)	$3,880	$(1,849)	$6,675
Net income (loss) per share:
Reported net income (loss) per share — basic	$(0.03)	$0.16	$(0.07)	$0.48
Reported net income (loss) per share — diluted	(0.03)	0.15	(0.07)	0.28
Pro forma net income (loss) per share — basic	(0.03)	0.16	(0.07)	0.49
Pro forma net income (loss) per share — diluted	(0.03)	0.15	(0.07)	0.28

                During the six months ended February 2, 2008, 214,650 stock options with a weighted average grant date fair value of $5.63 per option and 404,632 unvested restricted stock units with a grant date fair value of $9.66 were granted under the Company’s 2006 Stock Option and Incentive Plan (the “2006 Plan”). The compensation expense charged against earnings for SFAS 123R stock-based compensation for the first six months of fiscal year 2008 was approximately $2,399,200. The pre-tax impact of stock-based compensation expense was $0.09 per basic and diluted share, respectively, in the six months ended February 2, 2008. As of February 2, 2008, there was approximately $6,575,200 in unrecognized compensation expense related to non-vested stock options under the Company’s stock plans. This unrecognized expense is expected to be recognized as compensation expense over the weighted-average vesting period of four years.

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

                Stock option transactions under the 2000 Plan for the six months ended February 2, 2008 are summarized as follows:

	Number of options	Range of exercise prices	Weighted average exercise price
Balance—July 28, 2007	1,694,314	$0.48 - $17.50	$4.95
Granted	—	—	—
Forfeited	(3,310)	$0.84 - $17.50	$4.88
Exercised	(13,406)	$0.48 - $9.24	$0.93
Outstanding February 2, 2008	1,677,598	$0.48 - $17.50	$4.98
Options exercisable—February 2, 2008	1,117,230	$0.48 - $17.50	$3.55

                During the six months ended February 2, 2008, certain employees exercised options to purchase 13,406 shares of the Company’s common stock for proceeds of $12,500. These option exercises had an intrinsic value of approximately $97,900 and were granted under the 2000 Plan.

                The weighted average remaining life of the 2000 Plan stock options as of February 2, 2008 is 7.2 years.

During the first quarter of fiscal year 2007, the Company adopted the 2006 Optium Corporation Stock Option and Incentive Plan, as amended (the “2006 Plan”), under which 283,333 shares of common stock were reserved for issuance. The 2006 Plan provisions provide for an automatic increase at the beginning of every quarter of each fiscal year in the number of shares reserved and available for issuance under the plan by a number equal to 0.75% of the then outstanding number of shares of common stock. The 283,333 shares reserved does not include the additional 190,059, 190,146, 190,732, 190,783 and 191,074 shares reserved as of the first day of the Company’s fiscal year 2007 third and fourth quarters and fiscal year 2008 first, second  and third quarters, respectively or the aggregate substitute options granted in the Kailight acquisition.  In addition, the number of shares reserved for issuance under the 2006 Plan is automatically increased by the number of shares and options cancelled or forfeited under the 2000 Plan after October 10, 2006. Cancellations or forfeitures under the 2006 Plan are also added back to increase the total number of shares available for issuance under the 2006 Plan, with the exception of those options granted in connection with the Kailight acquisition.   During the six months ended February 2, 2008, 19,558 cancelled or forfeited shares were added to the number of shares reserved for issuance under the 2006 Plan pursuant to these provisions. Under the terms of the 2006 Plan, the Company may grant nonqualified or incentive stock options, restricted stock, restricted stock units or make awards of stock appreciation rights to directors, officers, employees, and consultants of the Company. The exercise price for option grants shall be determined by the Board of Directors on the date of grant, but in no event shall the exercise price of incentive stock options be less than 100% of the fair market value of the common stock (110% for any incentive stock option granted to a person owning more than 10% of the total combined voting power of all classes of stock as determined by the Board of Directors on the date of grant). Option grants under the 2006 Plan generally vest over four years and expire ten years from the date of grant. As of February 2, 2008, 817,335 options for the purchase of common stock have been granted under the 2006 Plan. All options cancelled or forfeited under the 2006 Plan are added back to the balance of shares reserved for issuance under the Plan.

                Stock option transactions under the 2006 Plan for the six months ended February 2, 2008 are summarized as follows:

	Number of options	Range of exercise prices	Weighted average exercise price
Balance—July 28, 2007	582,575	$0.11 - $1,110.24	$19.20
Granted	214,650	$6.70 - $11.13	$8.44
Forfeited	(23,476)	$7.36 - $328.63	$17.39
Exercised	—	—	—
Outstanding—February 2, 2008	773,749	$0.11 - $1,110.24	$16.27
Options exercisable— February 2, 2008	20,838	$0.11 - $1,110.24	$14.92

Pursuant to the terms of the Kailight Photonics, Inc. acquisition agreement, the Company assumed certain vested and unvested stock options outstanding with Kailight employees and consultants.  The Company assumed 9,652 fully vested Kailight options with an exercise price of $0.11. Additionally, the Company assumed 222, 145, and 40 options with exercise prices of $328.63, $657.26, and $1,110.24, respectively, all of which were fully vested. The stock compensation expense related to the fully vested options with an exercise price of $0.11 was recorded as additional purchase price.

As of February 2, 2008, 1,243,262, 91,263, and 773,749 shares were authorized, available for issuance and subject to outstanding awards, respectively, under the 2006 Plan. The weighted average remaining life of the 2006 Plan stock options as of February 2, 2008 is 9.3 years. The detail of all options exercisable under the 2000 Plan and the 2006 Plan as of February 2, 2008 is as follows:

Number of options	Range of exercise prices	Weighted average exercise price	Weighted average remaining life
608,294	$0.11 - $0.96	$0.59	5.7
103,956	$1.08 - $3.96	$1.58	7.2
200,504	$5.25 - $5.76	$5.52	8.1
225,108	$9.24 -$23.56	$11.12	8.4
206	$328.63 -$1,100.24	$711.72	9.3

                The total intrinsic value of the fully vested and exercisable options above, had they been exercised on February 2, 2008, was approximately $4,487,200.

                The restricted stock unit transactions under the 2006 Plan for the three months ended February 2, 2008 are summarized as follows:

Number of restricted stock units
Balance—July 28, 2007	—
Granted	404,632
Forfeited	(2,956)
Vested	(45,873)
Unvested balance at February 2, 2008	355,803

                The per stock unit weighted average fair value of the restricted stock units granted under the 2006 Plan for the six months ended February 2, 2008 was $9.66, which was based on the closing stock price of the Company on the date of grants.  The restricted stock units have varying vesting schedules, dependent on the grant details. As of February 2, 2008, there was approximately $3,076,400 in unrecognized compensation expense related to non-vested restricted stock units. This unrecognized expense is expected to be recognized as compensation expense over the requisite service periods of the respective grants.  The weighted average remaining vesting period for restricted stock units as of February 2, 2008 is 1.7 years. All forfeitures or cancellations of restricted stock units are added back to the balance of shares reserved for issuance under the 2006 Plan. Additionally, those shares that are retained by the Company to satisfy tax withholding obligations are added back to the balance of shares reserved for issuance under the 2006 Plan.

Deferred compensation

                The Company’s Board of Directors has determined the fair value of all stock option grants on the dates of the grants. In April 2006, as a result of improved operating performance, the execution of a letter of intent to acquire Engana Pty Limited, or Engana, external market factors affecting the Company’s market sector, as well as feedback from investment bankers indicating that the Company was now a viable initial public offering candidate, the Board of Directors retrospectively determined the fair value of the Company’s common stock for all stock options granted during the three fiscal quarters beginning May 1, 2005 and ending January 28, 2006. As a result of the Company’s retrospective determinations of fair value of the common stock for prior option grant dates of June 23, 2005, September 21, 2005 and November 7, 2005, the Company recorded an aggregate of approximately $125,000 of deferred stock-based compensation on the balance sheet for the stock options granted on those dates. The amount of deferred stock-based compensation for each stock option grant on these dates was calculated based on the difference between the retrospectively determined fair value per share of the common stock at the date of the grant and the exercise price of the option. The Company will amortize this deferred stock-based compensation expense over the vesting period of the applicable stock option grants, subject to adjustment for any stock options which are cancelled or accelerated.

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

                In relation to these amended stock options, the Company recorded deferred stock-based compensation of approximately $1.5 million in the balance sheet in addition to the approximately $125,000 in deferred stock-based compensation referenced above. The amount of additional deferred stock-based compensation for each amended stock option was calculated based upon the difference between the amended exercise price of $1.08 per share, $2.40 per share or $3.96 per share, as applicable, and $10.92 per share, the valuation by the Board of Directors of the per share fair value of our common stock as of the date of amendment of the stock options. The Company will amortize this additional deferred stock-based compensation expense over the vesting period of the applicable stock option grants, subject to adjustment for any stock options which are cancelled or accelerated. During the six months ended February 2, 2008, total stock-based compensation expense related to amortization of the deferred compensation balance was approximately $250,280.

7. Accrued Expenses

                Accrued expenses consist of the following at (in thousands):

	February 2, 2008	July 28, 2007
Fees and expenses payable	$1,651	$1,531
Compensation and benefits	3,188	1,789
Professional services	1,073	1,012
Security deposit	57	57
	$5,969	$4,389

8.  Accrued Warranty Costs

The Company provides a warranty on all products. Warranty expenses are charged to operations and included in the cost of revenue in the accompanying condensed consolidated statements of operations. The Company accrues warranty for expected warranty claims based on historical return figures and accrues those costs at the time revenue is recorded.

                A summary of the accrued warranty costs is as follows (in thousands):

Ending balance July 29, 2006	$223
Warranty accruals	428
Warranty repairs	(292)
Ending balance July 28, 2007	$359
Warranty accruals	62
Warranty repairs	(23)
Effect of foreign currency translation adjustment	(6)
Ending balance February 2, 2008	$392

9.  Income Taxes

                In July 2006, the FASB issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109, Accounting for Income Taxes, or FIN 48. FIN 48 provides guidance on how a company should recognize, measure and disclose in its financial statements uncertain income tax positions. Under the new provisions, a company should not recognize a tax benefit for an uncertain income tax position unless it is “more likely than not” that such a position is sustainable. The Company adopted FIN 48 on July 29, 2007.  As a result of the implementation of FIN 48, the Company recognized a net $100,000 increase in the liability for unrecognized tax benefits, which was accounted for as an increase to the July 28, 2007 balance of the accumulated deficit. At February 2, 2008, the Company’s total liability for unrecognized net tax benefits is $482,000.  Consistent with past practice, the Company will record interest and penalties associated with uncertain tax positions in income tax expense.

                At February 2, 2008, the Company had U.S. federal net operating loss, or NOL, carry forwards of approximately $21.8 million which expire through 2025. NOL carry forwards and credits are subject to review and possible adjustments by the Internal Revenue Service and may be limited by the occurrence of certain events, including significant changes in ownership interests. The Company performed an analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code had occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of the net operating loss carry forwards attributable to periods before the change.  As of February 2, 2008, the Company believes there are no limitations on the use of these federal NOLs.

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

                In assessing the realizability of deferred tax assets, management concluded it is “more likely than not” that some portion or all of the U.S. deferred tax assets will be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income during those periods in which those temporary differences become deductible or within the periods before NOL carry forwards expire. During the year ended July 28, 2007, based on cumulative U.S. taxable net earnings for the past three years and the expected future profitability of the U.S. operations, the company reversed the valuation allowance on its net U.S. deferred tax assets and recognized an income tax benefit of approximately $13.0 million.  The current quarterly and year to date consolidated effective tax rates of  (9.4)% and  (7.7)%, respectively  are  less than the U.S. statutory rate of 35% primarily due to foreign losses for which no income tax benefit was recorded and U.S. research and development tax credits available to the Company under U.S. tax law.

A reconciliation of the consolidated income tax rate to the effective tax rate for the Company is as follows:

	Three months ended		Six months ended
	February 2, 2008	January 27, 2007	February 2, 2008	January 27, 2007
Tax at statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal	25.7	4.2	10.0	4.0
R&D credits	—	—	3.9	—
Foreign rate differential	(7.6)	1.4	(6.8)	1.7
Change in valuation allowance	(51.3)	(33.7)	(43.7)	(34.1)
Other	(11.2)	0.2	(6.1)	0.1
Effective tax rate	(9.4)%	7.1%	(7.7)%	6.7%

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

On September 11, 2006, JDS Uniphase Corporation and EMCORE Corporation filed a complaint in the United States District Court for the Western District of Pennsylvania alleging that the Company’s 1550 nm HFC externally modulated transmitter, in addition to possibly “products as yet unidentified,” infringes on two U.S. patents.  Since no summary judgment motions have been ruled upon, the Company is unable to determine the ultimate outcome of this litigation.  On March 14, 2007, JDS Uniphase and EMCORE Corporation filed a second complaint in the United States District Court for the Western District of Pennsylvania alleging that the Company’s 1550 nm HFC quadrature amplitude modulated transmitter, in addition to possibly “products as yet unidentified,” infringes on another U.S. patent. Since discovery is currently in process, the Company is unable to determine the ultimate outcome of this second litigation.  During the three and six months ended February 2, 2008, sales of the Company’s 1550 nm HFC externally modulated transmitter and 1550 nm HFC quadrature amplitude modulated transmitters, together, represented less than 5% of the Company’s revenues. The plaintiffs are seeking for the court to declare that Optium has willfully infringed on such patents and to be awarded up to three times the amount of any compensatory damages found, if any, plus any other damages and costs incurred. The Company intends to vigorously defend the claims asserted against it and believes that it has meritorious defenses.

                During mid-2007, we became aware that certain of our analog RF over fiber products may, depending on end use and customization, be subject to the International Traffic in Arms Regulations, or ITAR. Accordingly, we filed a detailed voluntary disclosure with the United States Department of State, describing the details of possible inadvertent ITAR violations with respect to the export of a limited number of certain prototype products, and related technical data and defense services. We may have also made unauthorized transfers of ITAR-restricted technical data and defense services to foreign persons in our workplace.  We have provided additional information upon request to the Department of State with respect to this matter.  The Department of State encourages voluntary disclosures and generally affords parties mitigating credit under such circumstances. We nevertheless could be subject to continued investigation and potential regulatory consequences ranging from a no-action letter, government oversight of facilities and export transactions, monetary penalties, and in extreme cases, debarment from government contracting, denial of export privileges and criminal sanctions.

In the ordinary course of business, the Company is a party to litigation, claims and assessments in addition to those described above. Based on information currently available, management does not believe the impact of these other matters will have a material adverse effect on its business, financial condition, results of operations or cash flows of the Company.

Employment agreements

                The Company has employment agreements with certain officers and key employees. The agreements are for two or three year periods that expire in April 2008, August 2008, or April 2009. According to the terms of the agreements, if there is a termination without cause, as defined, a termination for good reason, as defined, of the employee in certain situations, or if the agreements are not renewed, the Company must pay, depending on the agreement, severance of one to two years salary and bonus.

11.  Major Customers

                Accounts receivable potentially subject the Company to a concentration of credit risk. The Company currently derives its revenues from a variety of companies in many different geographic locations internationally and in the United States operating within the telecommunications and cable TV industry.

                Revenues from direct customers, including contract manufacturers, comprising 10% or more of total revenues during the three and six months ended February 2, 2008 and January 27, 2007, respectively were as follows:

	Three months ended		Six months ended
	February 2, 2008	January 27, 2007	February 2, 2008	January 27, 2007

Customer A	16%	10%	15%	7%
Customer B	13%	21%	13%	20%
Customer C	12%	—	10%	2%
Customer D	10%	18%	10%	14%
Customer E	8%	21%	17%	27%

                Accounts receivable from these five customers at February 2, 2008 represented 62% of total accounts receivable.

12.  Related Party Transactions

                During the three and six months ended February 2, 2008 and January 27, 2007, the Company paid a sales and marketing consultant, who is the brother of the president and chief executive officer of the Company, $35,400 and $71,800 and $33,700 and $66,600, respectively, in cash compensation during such fiscal periods.  In addition, during the three months ended February 2, 2008, the Company granted, for no additional consideration, 2,500 restricted shares of common stock with a fair market value of $26,000. These stock units vest quarterly over a two year period, beginning on January 1, 2008.

                During the three and six months ended February 2, 2008 and January 27, 2007, the Company used Gertel Asset Management, a company that provides jet air transportation, for certain business travel by our executive officers and other employees.  The Company’s chief executive officer has an ownership interest in Gertel Asset Management. Payments to Gertel Asset Management by the Company were approximately $19,200 in the six months ended February 2, 2008 and $17,600 and $37,900 in three and six months ended January 27, 2007, respectively, during such periods.

                Amounts paid to related parties represented values considered fair and reasonable, reflective of an arm’s length transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 2, 2008

AND COMPARABLE PERIODS ENDED JANUARY 27, 2007

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

                In addition to historical information, Management’s Discussion and Analysis of Financial Condition and Results of Operation and other items in this Quarterly Report on Form 10-Q contain forward-looking statements based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors. When used in this document, the words “will,” “plan,” “believe,” “may,” “anticipate,” “ could”,” “seek,” “estimate,” “expect,” “continue,” “intend,” and similar expressions, variations or the negatives of these terms are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable at the time they are made, we can give no assurance that these expectations will prove to be correct. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this document.

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

Recent Accounting Pronouncements

               In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, or SFAS 157. SFAS 157 establishes a common definition to provide enhanced guidance when using fair value to measure assets and liabilities, establishes a framework for measuring fair value, and expands disclosures about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently determining the impact of implementing SFAS 157, which will be effective for fiscal year 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB No. 115, or SFAS 159. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We are currently determining the impact of implementing SFAS 159 which will be effective for fiscal year 2009.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, or SFAS 141R. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008.  SFAS 141R establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in the business combination. The Company is currently determining the impact of implementing SFAS 141R, which will be effective for fiscal year 2010.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an  Amendment of Accounting Research Bulletin, or ARB No. 51, or SFAS 160.  SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  SFAS 160 establishes and expands accounting and reporting standards for the noncontrolling interest in a subsidiary. The Company is currently determining the impact of implementing SFAS 160, which will be effective for fiscal year 2010.

Results of operations

Comparison of Results for the Three and Six Months Ended February 2, 2008 to the Three and Six Months Ended January 27, 2007

             In order to more fully understand the comparison of the results of operations for the three and six months ended February  2, 2008 to the three and six months ended January 27, 2007, it is important to note the following significant changes in our operations that occurred in fiscal year 2007:

•                  Effective July 10, 2007, we acquired certain intellectual property assets of Microdisplay Corporation related to the design and manufacture of liquid crystal on silicon (“LCoS”) wafers used in its next generation WSS ROADM product line, and

•                  Effective May 15, 2007, we acquired all of the outstanding capital stock of Kailight Photonics, Inc. (“Kailight Photonics”).

             The results of operations for the Kailight acquisition have been included in the condensed consolidated statements of operations since the date of acquisition.

Revenue

                Total revenue increased 18.0% to approximately $40.3 million for the three months ended February 2, 2008 from approximately $34.1 million for the three months ended January 27, 2007.  Total revenue increased 19.1% to approximately $76.4 million for the six months ended February 2, 2008 from approximately $64.1 million for the six months ended January 27, 2007. This increase in revenue is primarily attributable to increases in sales of our ROADM product line of approximately $5.6 million and $8.7 million, respectively in the three and six months ended February 2, 2008, as compared to the three and six months ended January 27, 2007. Additionally, sales of approximately $1.8 million and $2.6 million of our 40Gb/s transceivers during the three and six months ended February 2, 2008, respectively, contributed to the increase in revenues. The 40Gb/s products were not released to market for sale until late fiscal year 2007 and did not contribute to revenues for the three and six months ended January 27, 2007. In addition, our ROADM sales in the three and six months ended January 27, 2007 were only $0.2 million and did not significantly contribute to our overall revenue. The increased ROADM and 40Gb/s sales in the three months ended February 2, 2008 were offset by a decrease in cable TV and analog product sales of approximately $1.0 million. An increase of 10Gb/s product sales of approximately $1.4 million in the six months ended February 2, 2008 also contributed to our increased revenues.

                End customers are defined as those customers who purchase our products directly or through contract manufacturers. Revenues from end customers comprising 10% or more of total revenues during the three and six months ended February 2, 2008 and January 27, 2007, respectively, were as follows:

	Three months ended		Six months ended
	February 2, 2008	January 27, 2007	February 2, 2008	January 27, 2007

Customer A	21%	14%	15%	11%
Customer B	19%	15%	19%	14%
Customer C	17%	24%	17%	23%
Customer D	9%	24%	18%	29%

                Our revenues continue to be driven by accelerating investment in bandwidth capacity expansion to support growing video transport traffic, including on-demand internet video, IPTV and expanded HD cable TV offerings, as well as G3+ and G4 cellular backhaul systems.

Gross profit

                Gross profit increased 9.6% to approximately $10.9 million for the three months ended February 2, 2008 from approximately $9.9 million for the three months ended January 27, 2007. Gross profit increased 10.3% to approximately $20.6 million for the six months ended February 2, 2008 from approximately $18.6 million for the six months ended January 27, 2007. The increase in gross profit was primarily attributable to increases in revenues during the three and six months ended February 2, 2008, as compared to the three and six months ended January 27, 2007. Gross margin decreased to 27.0% from 29.1% for the three months ended February 2, 2008 as compared to the three months ended January 27, 2007. Gross margin decreased to 26.9% from 29% for the six months ended February 2, 2008 as compared to the six months ended January 27, 2007. The decreases in gross margins were due in significant part to the additional operational expenditures, capacity expansion and overhead associated with our high-growth WSS ROADM and 40Gb/s product lines.

Research and product development

                Research and product development expenses increased 70.7% to approximately $6.0 million for the three months ended February 2, 2008 from approximately $3.5 million for the three months ended January 27, 2007. Research and product development expenses increased 69.5% to approximately $11.0 million for the six months ended February 2, 2008 from approximately $6.5 million for the six months ended January 27, 2007. The increases in research and product development expenses for the three and six months ended February 2, 2008, as compared to the same periods in the prior year were due to higher headcount, including our acquisition of Kailight in May 2007 and associated costs related to our decision to increase the number of engineering projects to further expand our product portfolio.

                We had increases of approximately $1.6 million and $2.9 million for the three and six months ended February 2, 2008, respectively, as compared to the three and six months ended January 27, 2007, primarily attributable to research and product development efforts connected to our ROADM and 40Gb/s product lines.  Additionally, we incurred increases in stock-based compensation contained within research and product development expense of approximately $0.5 million and $0.8 million in the three and six months ended February 2, 2008, respectively, as compared to the three and six months ended January 27, 2007, primarily associated with increased headcount and our adoption of FAS 123R at the beginning of our fiscal year 2007.  We experienced increased labor and associated benefits costs of approximately $0.3 million and $0.6 million in our U.S. research and product development operations in the three and six months ended February 2, 2008 as compared to the same periods in the prior year.

                Our development and release of new products during our fiscal year 2008 has and will continue to significantly impact our research and product development expenses. We expect these costs to continue to increase as we undertake additional research and product development projects as we continue to expand our product suite. The expansion of research and product development both internally and as a result of acquired operations are expected to continue to expand our product suite.

Selling, general and administrative

                Selling, general and administrative expenses increased 85.5% to approximately $6.2 million for the three months ended February 2, 2008 from approximately $3.4 million for the three months ended January 27, 2007. Selling, general and administrative expenses increased 103.4% to approximately $12.6 million for the six months ended February 2, 2008 from approximately $6.2 million for the six months ended January 27, 2007.

                We experienced increased costs for the additional infrastructure necessary to support our revenue growth. These costs included increased labor costs as a result of additional headcount and additional legal and other professional fees, as well as additional costs of compliance with the Sarbanes-Oxley Act of 2002. Additionally, we incurred increases in stock-based compensation contained within selling, general and administrative expense of approximately $0.8 million and $1.3 million in the three and six months ended February 2, 2008, respectively as compared to the three and six months ended January 27, 2007. In the three and six months ended February 2, 2008 approximately $0.2 million and $0.3 million, respectively, of stock-based compensation expense charged to our income statement was related to restricted stock unit grants made to employees and executives under the Executive Officer and US Non-Executive Employee Fiscal Year 2008 Bonus Plans.  In comparison, we incurred approximately $0.4 million and $0.9 million of bonus expense in the three and six months ended January 27, 2007, respectively.

                We also incurred increases of approximately $0.5 million and $2.5 million of patent litigation expenses in the three and six months ended February 2, 2008, as compared to three and six months ended January 27, 2007. These additional legal costs are related to the defense of patent infringement lawsuits brought against us, as discussed in further detail in Part II, Item 1on this Form 10-Q. Our professional accounting fees increased approximately $0.2 million and $0.4 million in the three and six months ended February 2, 2008, respectively, as compared to the same periods in the prior year. We also experienced increases in selling, marketing and administrative costs associated with the growth of our ROADM and 40Gb/s product lines of approximately $0.7 million and $1.1 million in the three and six months ended February 2, 2008, respectively, as compared to the same periods in the prior year. We expect selling, general and administrative expenses to continue to increase in the future, as we continue to expand our product line offerings, and we expense additional stock grants under FAS 123R guidance.

Interest and other income, net

                Interest and other income, net, decreased to approximately $0.6 from $1.1 million for the three months ended February 2, 2008, when compared to the three months ended January 27, 2007.  Interest and other income, net, increased to approximately $1.3 million from $1.2 million for the six months ended February 2, 2008, when compared to the six months ended January 27, 2007.  The decrease in the interim three month period can be attributed to a decrease in our cash and cash equivalents and short-term investments as a result of our cash purchase of Kailight in May 2007, as well as declining interest rates on many investment vehicles in recent months. The increase in the interim six month period was due to additional interest income earned on the cash and cash equivalents and short-term investments we held as a result of proceeds from our initial public offering on October 26, 2006. We expect our interest income to fluctuate as interest rates increase or decrease and our cash balances remain approximately flat.

Income tax expense

                During the three months ended February 2, 2008 and January 27, 2007 we had income tax expense of approximately $69,000 and $293,000, respectively.  Income tax expense was approximately $134,000 and $472,000 for the six months ended February 2, 2008 and January 27, 2007, respectively.  For the three months ended February 2, 2008 and January 27, 2007 our overall effective tax rate was approximately (9.4)% and 7.1%, respectively.  Our overall effective tax rate was approximately

(7.7)% and 6.7% in the six months ended February 2, 2008 and January  27, 2007, respectively. Because we report losses in our foreign jurisdictions and income in our U.S. operations, our expected quarterly consolidated effective tax rates will fluctuate significantly until our foreign operations establish a trend of profitability. Income tax expense will increase if our profits increase.

Liquidity and Capital Resources

                As of February 2, 2008 and January 27, 2007, we had cash and cash equivalents of approximately $47.8 million and $80.8 million, respectively.  Our working capital was approximately $81.4 million and $118.5 million at February 2, 2008 and January 27, 2007, respectively. This decrease was primarily due to our purchase of Kailight in May 2007 and additional costs related to our ramp up of production and relocation of our Australian operations.  We held short-term investments of approximately $4.6 million, accounts receivable of approximately $30.3 million, and debt of approximately $44,000 as of February 2, 2008.

Operating activities

                Net cash used in operating activities was approximately $2.2 million for the six months ended February 2, 2008, as compared to approximately $2.6 million for the six months ended January 27, 2007. Net cash used in operating activities for the six months ended February 2, 2008 primarily resulted from a net loss of approximately $1.9 million, adjusted for approximately $2.0 million of depreciation and amortization and approximately $2.2 million of stock-based compensation, offset by increases in accounts receivable and  inventories of approximately $8.6 million and  $3.0 million, respectively. Net cash used in operating activities for the six months ended January 27, 2007 primarily resulted from period to date net income of approximately $6.6 million offset by increases in accounts receivable of approximately $2.6 million, increases in inventories of approximately $3.8 million and decreases in other current liabilities of approximately $2.6 million.

Investing activities

                Net cash provided by investing activities was approximately $24.7 million for the six months ended February 2, 2008 as compared to approximately $21.7 million used in investing activities in the six months ended January 27, 2007. During the six months ended February 2, 2008, approximately $67.3 million of short-term investments were sold or matured. This was offset by additional purchases of marketable securities of approximately $35.9 million and property and equipment of approximately $6.9 million.  Net cash used in investing activities for the six months ended January 27, 2007 was primarily related to purchasing marketable securities with a portion of our initial public offering proceeds.

Financing activities

                Net cash used in financing activities was approximately $6,000 for the six months ended February 2, 2008 as compared to approximately $94.7 million provided by financing activities for the six months ended January 27, 2007. Net cash used in financing activities for the six months ended February 2, 2008 primarily related to approximately $19,000 of debt pay down, offset by approximately $13,000 of proceeds from the issuance of common stock in connection with the exercise of employee stock options.  Net cash provided by financing activities for the six months ended January 27, 2007 was primarily related to the proceeds from our initial public offering.

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

We also may need to raise additional funds in the event we determine, in the future, to effect one or more acquisitions of businesses, technologies and/or products. Although there are no present understandings, commitments or agreements with respect to acquisitions of other businesses, products or technologies, we may in the future consider such transactions, which may require debt or equity financing.  The issuance of debt or equity securities could be expected to have a dilutive impact on our stockholders, and there can be no assurance as to whether or when any acquired business would contribute positive operating results commensurate with the associated investment. In the event we require additional cash resources, we may not be able to obtain bank credit arrangements or affect an equity or debt financing on terms acceptable to us or at all.  Any material acquisition could result in a decrease in working capital depending upon the amount, timing, and nature of the consideration paid.

Foreign Currency Exchange Risk

Our subsidiary Optium Australia is located in Sydney, Australia. As our Australian operations continue to expand, we will need to evaluate whether this growth will expose us to foreign currency exchange risks. All of our sales by the Australian operation are currently denominated in U.S. dollars, and it is our intent that sales will continue to be made in U.S. dollars. We currently do not use derivative financial instruments to mitigate this exposure. We may hedge certain foreign exchange risks through the use of currency futures or options in future periods.

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

On September 11, 2006, JDS Uniphase Corporation and EMCORE Corporation filed a complaint in the United States District Court for the Western District of Pennsylvania alleging that the Company’s 1550 nm HFC externally modulated transmitter, in addition to possibly “products as yet unidentified,” infringes on two U.S. patents.  Since no summary judgment motions have been ruled upon, the Company is unable to determine the ultimate outcome of this litigation.  On March 14, 2007, JDS Uniphase and EMCORE Corporation filed a second complaint in the United States District Court for the Western District of Pennsylvania alleging that the Company’s 1550 nm HFC quadrature amplitude modulated transmitter, in addition to possibly “products as yet unidentified,” infringes on another U.S. patent. Since discovery is currently in process, we are unable to determine the ultimate outcome of this second litigation.  During the three and six months ended February 2, 2008, sales of our 1550 nm HFC externally modulated transmitter and our 1550 nm HFC quadrature amplitude modulated transmitters, together, represented less than 5% of our revenues. The plaintiffs are seeking for the court to declare that we have willfully infringed on such patents and to be awarded up to three times the amount of any compensatory damages found, if any, plus any other damages and costs incurred. We intend to vigorously defend the claims asserted against us and we believe that we have meritorious defenses.

                During mid-2007, we became aware that certain of our analog RF over fiber products may, depending on end use and customization, be subject to the International Traffic in Arms Regulations, or ITAR. Accordingly, we filed a detailed voluntary disclosure with the United States Department of State, describing the details of possible inadvertent ITAR violations with respect to the export of a limited number of certain prototype products, and related technical data and defense services. We may have also made unauthorized transfers of ITAR-restricted technical data and defense services to foreign persons in our workplace.  We have provided additional information upon request to the Department of State with respect to this matter.  The Department of State encourages voluntary disclosures and generally affords parties mitigating credit under such circumstances. We nevertheless could be subject to continued investigation and potential regulatory consequences ranging from a no-action letter, government oversight of facilities and export transactions, monetary penalties, and in extreme cases, debarment from government contracting, denial of export privileges and criminal sanctions.

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

Historically, we have generated most of our revenues from a limited number of end customers. For example, in the three months ended February 2, 2008 and January 27, 2007, we generated 65% and 77%, respectively, of our revenues from our four largest end customers during those periods. We may not be able to offset any decline in revenues from our existing major customers with revenues from new customers and our quarterly results may be volatile because we are dependent on large orders from these customers that may be reduced or delayed. Our dependence on a limited number of customers is due to the fact that the network systems industry is dominated by a small number of large companies, and the industry continues to consolidate, as with the recent mergers of Cisco Systems and Scientific-Atlanta, Ericsson and Marconi, Lucent and Alcatel and the network divisions of Nokia and Siemens. Similarly, our customers depend primarily on a limited number of major carrier customers to purchase their network systems products that incorporate our optical subsystems. Many major telecommunication services providers are experiencing losses from operations. The further consolidation of the industry, coupled with potential declining revenues from our major customers, may have a material adverse impact on our business.

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

We are subject to a number of risks as a result of our Optium Israel operations.

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

All sales of our products are made in United States dollars. Nevertheless, some of our expenses from Optium Australia and Optium Israel are derived in Australian dollars and Israeli shekels, respectively.  This exposes us to foreign currency exchange rate risks. If the value of the Australian dollar and/or Israeli shekel relative to the United States dollar rises, these expenses of Optium Australia and/or Optium Israel, as applicable, will correspondingly increase. We currently do not use derivative financial instruments to mitigate this exposure. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in future periods.

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

We incur significant increased costs as a result of operating as a public company, our management is required to devote substantial time to compliance initiatives, and if we have deficiencies in our internal controls over financial reporting or other compliance controls, the market price of our stock could decline and we could be subject to sanctions or investigations .

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

We will lose sales if we are unable to obtain government authorization to export certain of our products, and we would be subject to legal and regulatory consequences if we do not comply with applicable laws and regulations.

                Exports of our products are subject to export controls imposed by the U.S. Government and administered by the U.S. Departments of State and Commerce. In certain instances, these regulations may require pre-shipment authorization from the administering department.  For products subject to the Export Administration Regulations, or EAR, administered by the Department of Commerce’s Bureau of Industry and Security, the requirement for a license is dependent on the type and end use of the product, the final destination, the identity of the end user and whether a license exception might apply.  Virtually all exports of products subject to the International Traffic in Arms Regulations, or ITAR, administered by the Department of State’s Directorate of Defense Trade Controls, require a license.  Most of our fiber optics products are subject to EAR; certain of our RF over fiber products are currently subject to ITAR.

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

                During mid-2007, we became aware that certain of our analog RF over fiber products may, depending on end use and customization, be subject to the International Traffic in Arms Regulations, or ITAR. Accordingly, we filed a detailed voluntary disclosure with the United States Department of State, describing the details of possible inadvertent ITAR violations with respect to the export of a limited number of certain prototype products, and related technical data and defense services. We may have also made unauthorized transfers of ITAR-restricted technical data and defense services to foreign persons in our workplace.  We have provided additional information upon request to the Department of State with respect to this matter.  The Department of State encourages voluntary disclosures and generally affords parties mitigating credit under such circumstances. We nevertheless could be subject to continued investigation and potential regulatory consequences ranging from a no-action letter, government oversight of facilities and export transactions, monetary penalties, and in extreme cases, debarment from government contracting, denial of export privileges and criminal sanctions.

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

As of February 2, 2008, we had U.S. net operating loss, or NOL, carryforwards of approximately $21.8 million for federal and $8.3 million for state income tax purposes expiring through fiscal year ending July 2025. These NOL carryforwards represent an asset to the extent they can be utilized to reduce future cash income tax payments. Utilization of our NOL carryforwards depends on the timing and amount of taxable income earned in the future, which we are unable to predict. We have performed an analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code has occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of the U.S. NOL carry forwards attributable to periods before the change. The review determined we have no current limitations related to the NOL carryforwards.

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

In addition, as of March 11, 2008 there were 48,979 shares subject to outstanding warrants, 2,447,650 shares subject to outstanding options, and 521,218 unvested restricted stock units. Additional shares will be available for issuance under our stock option plans. These shares are eligible for sale in the public market to the extent permitted by any applicable vesting requirements. Moreover,  holders who, at the time of our initial public offering, held an aggregate of approximately 17 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our employee benefit plans. Once we register these shares, they can be freely sold in the public market upon issuance.

Our directors, management and entities associated with them will exercise significant control over our company, which will limit your ability to influence corporate matters.

Our executive officers and directors and entities associated with them, over which one or more of them has voting or dispositive power, collectively beneficially own approximately 49% of our outstanding common stock as of March 11, 2008. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might negatively affect the market price of our common stock.

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

                None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

    The Company’s annual meeting of stockholders was held on Monday, December 17, 2007, at the offices of DrinkerBiddle & Reath, LLP located at One Logan Square, 18th & Cherry Streets, Philadelphia, Pennsylvania, 19103-6996, at which the following matters were submitted to a vote of the stockholders.

(a) votes regarding the election of two (2) class I members, Steven Foster and Russell Johnson, to the board of directors as directors each to serve for a three-year term until his successor has been duly elected and qualified or until his earlier resignation or removal, were as follow:

	For	Withheld
Steven Foster	22,456,412	293,251
Russell Johnson	22,456,412	293,251

(b) votes regarding the ratification of the selection of the accounting firm of Ernst & Young, LLP as the Company’s independent registered public accountants for the current fiscal year, were as follows:

FOR	AGAINST	ABSTAIN
22,499,463	16,212	233,988

ITEM 5.  Other Information

None.

ITEM 6. Exhibits

(a)   Exhibit Index.

10.1         Deferred Stock Award Agreement, dated March 11, 2008, by and between Optium Corporation and Eitan Gertel.

10.2         Deferred Stock Award Agreement, dated March 11, 2008, by and between Optium Corporation and Christopher Brown.

10.3         Deferred Stock Award Agreement, dated March 11, 2008, by and between Optium Corporation and Mark Colyar.

10.4         Deferred Stock Award Agreement, dated March 11, 2008, by and between Optium Corporation and Anthony Musto.

10.4         Deferred Stock Award Agreement, dated March 11, 2008, by and between Optium Corporation and David Renner.

10.5         First Amendment to lease for 200 Precision Road, Horsham, PA by and between Horsham Property Assoc., L.P. and Optium Corporation.

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

OPTIUM CORPORATION.

Dated:	March 13, 2008	/s/ Eitan Gertel
Eitan Gertel
President and Chief Executive Officer

Dated:	March 13, 2008	/s/ David Renner
David Renner
Vice President of Finance and
Chief Financial Officer