Form 10-Q
period 2008-05-03
OPTIUM CORP
filed 2008-06-16
CIK 1219169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2008

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

☒ Yes                                ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer or a smaller reporting company. See definitions of “ large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated Filer ☒ Do not check if a smaller reporting company	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

As of June 9, 2008, the registrant had 25,576,716 shares of Common Stock, par value $.0001, outstanding. This number excludes 1,494,085 shares held by the registrant as treasury shares.

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

PART I

 Financial Information

ITEM 1. Financial Statements

Optium Corporation

Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three months ended		Nine months ended
	May 3, 2008	April 28, 2007	May 3, 2008	April 28, 2007
Revenue	$45,004	$34,547	$121,418	$98,696
Cost of revenue	33,077	25,190	88,941	70,709
Gross profit	11,927	9,357	32,477	27,987
Operating expenses:
Research and product development	6,149	3,379	17,181	9,888
Selling, general and administrative	7,059	3,711	19,641	9,897
Total operating expenses	13,208	7,090	36,822	19,785
Income (loss) from operations	(1,281)	2,267	(4,345)	8,202
Interest and other income, net	402	1,333	1,721	2,491
Income (loss) before income tax expense (benefit)	(879)	3,600	(2,624)	10,693
Income tax expense (benefit)	(217)	182	(83)	654
Net income (loss)	$(662)	$3,418	$(2,541)	$10,039

Basic net income (loss) per share	$(0.03)	$0.13	$(0.10)	$0.57
Basic weighted average common shares outstanding	25,499	25,350	25,461	17,576

Diluted net income (loss) per share	$(0.03)	$0.13	$(0.10)	$0.41
Diluted weighted average common shares outstanding	25,499	26,647	25,461	24,639

See accompanying notes to the financial statements.

Optium Corporation

Condensed Consolidated Balance Sheets

(in  thousands, except share amounts)

	May 3, 2008	July 28, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,614	$25,359
Short-term investments	3,600	36,018
Accounts receivable, net of allowances of $69 and $46, respectively	32,758	21,853
Inventories, net	27,699	20,684
Restricted cash	415	68
Deferred tax assets	6,219	4,976
Prepaid expenses and other current assets	1,941	1,039
Total current assets	115,246	109,997
Property and equipment, net	16,164	9,124
Other assets	612	170
Intangible assets, net	1,705	2,006
Goodwill	38,993	37,923
Deferred tax assets	7,776	8,881
Total assets	$180,496	$168,101
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$28,768	$20,222
Accrued expenses	5,155	4,389
Accrued warranty	385	359
Current portion of debt	31	46
Total current liabilities	34,339	25,016
Long-term debt, net of current portion	—	17
Other long-term liabilities	404	189
Total liabilities	34,743	25,222
Stockholders’ equity:
Common stock, $0.0001 par value — 100,000,000 shares authorized, 27,052,860 and 26,924,963 shares issued, respectively; 25,558,775 and 25,430,878 shares outstanding, respectively	3	3
Additional paid in capital	194,634	191,118
Deferred compensation	(549)	(924)
Treasury stock, 1,494,085 shares of common stock — at cost	(2,762)	(2,762)
Accumulated deficit	(49,032)	(46,395)
Accumulated other comprehensive income	3,459	1,839
Total stockholders’ equity	145,753	142,879
Total liabilities and stockholders’ equity	$180,496	$168,101

See accompanying notes to the financial statements.

Optium Corporation

Condensed Consolidated Statements of Cash Flows
(unaudited)

(in thousands)

	Nine months ended
	May 3, 2008	April 28, 2007
Cash flows from operating activities
Net income (loss)	$(2,541)	$10,039
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	3,379	1,969
Stock-based compensation	3,615	881
Provision for doubtful accounts	23	11
Loss on disposal of property and equipment	4	9
Change in deferred taxes	(103)	—
Changes in operating assets and liabilities:
Accounts receivable	(10,987)	(7,787)
Inventories, net	(6,794)	(5,133)
Prepaid expenses and other current assets	(933)	(1,065)
Other assets	(475)	(180)
Accounts payable	8,366	3,369
Accrued expenses	896	343
Other current liabilities	—	(2,640)
Accrued warranty	24	82
Other long-term liabilities	64	92
Net cash used in operating activities	(5,462)	(10)
Cash flows from investing activities
Purchases of property and equipment	(9,542)	(3,964)
Proceeds from sale of property and equipment	—	30
Restricted cash, net	(167)	—
Purchases of short-term investments	(57,557)	(45,562)
Maturities and sales of short-term investments	89,975	22,384
Net cash provided by (used in) investing activities	22,709	(27,112)
Cash flows from financing activities
Payments on line of credit	(32)	(671)
Net proceeds from initial public offering	—	95,378
Proceeds from exercise of employee stock options	28	47
Net cash (used in) provided by financing activities	(4)	94,754
Effect of exchange rate changes on cash and cash equivalents	12	33

Net increase in cash and cash equivalents	17,255	67,665

Cash and cash equivalents, beginning of period	25,359	10,377

Cash and cash equivalents, end of period	$42,614	$78,042

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

Fiscal year

Optium operates on a 52 or 53 week fiscal year ending on the Saturday closest to July 31. Fiscal year 2008 and fiscal year 2007 consist of 53 and 52 weeks, respectively. Each quarter consists of 13 or 14 weeks; the third quarters of both fiscal year 2008 and fiscal year 2007 consisted of 13 weeks.

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

At May 3, 2008 and July 28, 2007, the Company had $415,300 and $68,000, respectively of short-term restricted cash.  At both May 3, 2008 and July 28, 2007 $68,000 of the restricted cash related to an operating lease in the form of a certificate of deposit, which is renewed on a monthly basis. The term of the certificate of deposit extends from the commencement date of the lease (May 1, 2001) through at least ninety days after the expiration of the lease term (April 30, 2008). At May 3, 2008, the Company also had $347,300 of short-term restricted cash related to a bank guarantee with a customer. The term of the bank guarantee extends through the length of the contract and renews on a monthly basis.

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

Accounts receivable

The Company carries its accounts receivable at the amount that it considers to be collectible and does not require collateral from its customers. Accordingly, an allowance account is established through a charge against operations in an amount deemed adequate to absorb the uncollectible portion of such receivables. The allowance is determined through management review of outstanding amounts per customer. At May 3, 2008 and July 28, 2007, an allowance of $69,200 and $46,440 respectively, based on management’s analysis, was available to absorb any uncollectible balances.

Inventories

Inventories are valued at the lower of cost or market value. Cost is determined on a first-in, first-out method. The Company makes inventory purchase decisions based upon sales forecasts. To mitigate potential component supply constraints, the Company builds inventory levels for certain items with long supply lead times. The Company assesses the valuation of its inventory on a periodic basis and writes down the value for estimated excess and obsolete inventory based on estimates of future demand. The Company defines obsolete inventory as inventory that will no longer be used in its manufacturing processes. Excess inventory is defined as inventory in excess of projected usage and is determined using management’s best estimate, based upon information then available to the Company.

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

Assets held under capital leases are recorded at the lower of the fair market value of the asset or the present value of future minimum lease payments and are amortized using the straight-line method over the primary term of the relevant capital lease. The Company had no capital lease obligations as of May 3, 2008 and July 28, 2007.

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

Goodwill

Under the Statements of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, goodwill is subject to annual impairment testing criteria. The Company’s policy is to compare the carrying value of a business unit’s net assets to the estimated fair value of the business unit, using a sales multiple approach to estimate the business unit’s fair value. The fair value is based on management’s estimate of future revenues to be generated by the business component. Such estimated future revenues consider factors such as future operating income and historical trends. The Company tests for impairment on an annual basis or on an interim basis if circumstances change that would indicate the possibility of impairment. The impairment review requires an analysis of future projections and assumptions about the Company’s operating performance. If such a review indicates that the assets are impaired, a charge to operations would be recorded for the amount of the impairment and the corresponding impaired assets would be reduced in carrying value. There were no indicators of impairment as of May 3, 2008.

Long-lived assets

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144, established accounting standards for the impairment of long-lived assets and certain identifiable intangibles related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed. Long-lived assets consist primarily of property and equipment. In accordance with SFAS 144, the Company continually evaluates whether events or circumstances have occurred to indicate that the estimated remaining useful life of its long-lived assets may warrant revision or the carrying value might be impaired. The carrying value of long-lived assets is considered impaired when the total projected undiscounted cash flows from such assets are less than carrying value. The Company determined that no event or circumstance occurred that would have warranted a revision to carrying value of its long-lived assets as of May 3, 2008.

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

Stock-based compensation

Effective July 30, 2006, the Company adopted SFAS  No. 123R, Share-Based Payment, or SFAS 123R, which requires companies to recognize in their statement of operations all share-based payments, including grants of stock options and restricted stock units, based on the grant date fair value. The Company adopted SFAS 123R using the prospective transition method. Stock-based compensation is measured at the grant date, based on the fair value of the award, and expensed over the requisite service period. The application of SFAS 123R involves significant amounts of judgment in the determination of inputs into the Black-Scholes model which the Company uses to determine the value of stock options. Inherent in this model are assumptions related to expected stock price volatility, option life, risk free interest rate and dividend yield. While the risk free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which make them critical accounting estimates. The fair value of each stock option grant during the first nine months of fiscal year 2008 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended		Nine months ended
	May 3, 2008	April 28, 2007	May 3, 2008	April 28, 2007
Average risk-free interest rate	2.74%	4.52%	3.56%	4.60%
Expected dividend yield	0%	0%	0%	0%
Expected life	5 years	5 years	5 years	5 years
Expected volatility	83.00%	80.00%	81.24%	80.00%
Forfeiture rate	9.90%	9.28%	9.99%	9.28%

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

Restricted stock units, or RSUs, have a fair value based on the closing price of the Company’s stock on the date of grant. The RSUs granted during the three and nine months ended May 3, 2008 had a weighted average fair value of $6.05 and $8.52, respectively. The stock units have varying vesting schedules, dependent on the grant details. The total stock-based compensation associated with the RSUs will be expensed over the requisite service period of the respective grants.  Forfeiture rates of 5.80% and 5.29% were used to calculate the stock-based compensation related to the RSUs granted during the three and nine months ended May 3, 2008, respectively.

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

	Three months ended		Nine months ended
	May 3, 2008	April 28, 2007	May 3, 2008	April 28, 2007

Net income (loss)	$(662)	$3,418	$(2,541)	$10,039
Other comprehensive income:
Unrealized gain (loss) on investments	(6)	2	0	(8)
Net change in cumulative foreign currency translation adjustment	940	816	1,620	945
Comprehensive income (loss)	$272	$4,236	$(921)	$10,976

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

The calculations for basic and diluted net income (loss) per share were as follows (in thousands, except per share data):

	Three months ended		Nine months ended
	May 3, 2008	April 28, 2007	May 3, 2008	April 28, 2007
Numerator:
Net income (loss)	$(662)	$3,418	$(2,541)	$10,039

Denominator:
Weighted average common shares outstanding	25,499	25,350	25,461	17,576
Effect of dilutive shares
Stock options	—	1,249	—	1,317
Series A and C warrants	—	48	—	63
Conversion of preferred shares into common stock	—	—	—	5,683
Adjusted weighted-average common shares outstanding	25,499	26,647	25,461	24,639

Basic net income (loss) per share	$(0.03)	$0.13	$(0.10)	$0.57
Diluted net income (loss) per share	$(0.03)	$0.13	$(0.10)	$0.41

For the three and nine months ended May 3, 2008, options, unvested restricted stock units and warrants to purchase 2,937,364 shares of common stock have been excluded from the calculation, as their impact would have been anti-dilutive.

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

In May 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB No. 115, or SFAS 159.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company is currently determining the impact of implementing SFAS 159, which will be effective for fiscal year 2009.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of Accounting Research Bulletin, or ARB No. 51, or SFAS 160.  SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  SFAS 160 establishes and expands accounting and reporting standards for the noncontrolling interest in a subsidiary and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity and should be reported as equity in consolidated financial statements. The Company is currently determining the impact of implementing SFAS 160, which will be effective for fiscal year 2010.

3.  Inventories

Net inventories consist of the following at (in thousands):

	May 3, 2008	July 28, 2007
Raw materials	$23,362	$14,545
Work in process	1,875	1,011
Finished goods	2,462	5,128
	$27,699	$20,684

4. Investments

The following is a summary of the Company’s available-for-sale investments as of May 3, 2008 and July 28, 2007 (in thousands):

Investment Type	Amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value
As of May 3, 2008

Corporate	$28,508	$—	$—	$28,508
Municipal	600	—	—	600
Total	$29,108	$—	$—	$29,108

Reported as:
Cash equivalents	$25,508	$—	$—	$25,508
Short-term investments	3,600	—	—	3,600
Total	$29,108	$—	$—	$29,108

As of July 28, 2007
Corporate	$22,526	$—	$—	$22,526
Government-sponsored enterprise	23,221	—	(3)	23,218
Municipal	8,825	—	—	8,825
Total	$54,572	$—	$(3)	$54,569

Reported as:
Cash equivalents	$18,551	$—	$—	$18,551
Short-term investments	36,021	—	(3)	36,018
Total	$54,572	$—	$(3)	$54,569

The Company accounts for its investments pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, or SFAS 115. All of the Company’s investments are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. Gains and losses are not recorded in earnings until realized. The Company monitors its investments for other than temporary impairment, which results from the carrying value of the investments exceeding the fair value. If other than temporary impairment is identified, the cost basis of the security is written down to fair value and the amount of the write-down is recorded as a realized loss through earnings. In evaluating unrealized losses for other than temporary impairment, the Company considers a number of factors including the duration and significance of the loss. The Company has the ability and intent to hold those investments with unrealized losses until a recovery of fair value. As of May 3, 2008, the Company held no securities with an unrealized loss position for more than twelve months and no realized losses were recorded. All investments mature in less than one year; those that mature in less than ninety days are classified as cash equivalents.

The Company’s currently held interest bearing auction rate securities, or ARS, are comprised of federally insured student loan backed securities.  During the nine month period ended May 3, 2008, the Company’s auction rate securities experienced failures at auction. Uncertainty in credit markets has led to the amount of auction rate securities submitted for sale exceeding the amount of orders for these securities, resulting in failed auction status. Typically, auction rate securities provide liquidity to holders through an auction process that resets the interest rate at predetermined calendar intervals, allowing the holder to roll over their holdings in the ARS or sell the investment at par value. Because of the recent auction failures, the securities are not currently liquid, as the Company is not be able to access such funds until a successful future auction or redemption of these securities.

The Company’s total auction rate securities at May 3, 2008 had a fair value of $3,600,000 and represented approximately 7.8% of the Company’s total liquid assets, which consist of cash and cash equivalents and short-term investments. However, the Company believes its remaining cash and cash equivalents will be sufficient to meet anticipated cash needs.  Subsequent to May 3, 2008, the Company sold an auction rate security for full par value of $2,000,000 and interest through a tender offer. The Company believes this indicates a favorable trend in the ARS market and as such continues to classify the remaining ARS as short-term investments.

The auction rate securities are all AAA rated securities and the underlying assets of the Company’s auction rate securities are student loans backed by the federal government.  Additionally, the government is actively pursuing legislation surrounding this issue in order to restore the market. The Company believes the securities are properly valued at their estimated fair market value on the balance sheet and has continued to classify the auction rate securities as short-term investments.  The Company will continue to assess the effects of the failed auctions on the fair value of the investments. If the auctions associated with the securities the Company owns are not successful in the future and an other than temporary impairment of the security is identified, the Company may have to record an impairment charge through earnings with respect to these securities.

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

Pro forma results

	Three months ended	Nine months ended
	April 28, 2007	April 28, 2007
	(in thousands, except per share data)	(in thousands, except per share data)
Pro forma revenues	$34,585	$98,797
Pro forma net income	$2,381	$5,612
Pro forma net income per share — basic	$0.09	$0.32
Pro forma net income per share — diluted	$0.09	$0.23
Reported net income	$3,418	$10,039
Reported net income per share — basic	$0.13	$0.57
Reported net income per share — diluted	$0.13	$0.41

The results of the Kailight acquisition have been included in the accompanying condensed consolidated financial statements since the date of acquisition.

Microdisplay assets

On July 10, 2007, the Company acquired certain intellectual property assets of Microdisplay Corporation related to the design and manufacture of liquid crystal on silicon (“LCoS”) wafers used in its WSS ROADM product line. The aggregate purchase price of the transaction was approximately $2.0 million, including the assumption of certain liabilities. The purchase of these assets has been recorded as completed technology and classified as an intangible asset on the balance sheet as of the acquisition date. The acquired intangible assets will be amortized over a five year useful life. The amortization expense related to the Microdisplay assets is included in our condensed consolidated statements of operations in the selling, general and administrative expense line item for the three and nine months ended May 3, 2008.

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

Under the pro forma disclosure previously required under SFAS 123, the compensation cost for the Company’s stock-based compensation plans had been determined based upon the fair value of the options at the grant date. Consistent with the methodology prescribed under SFAS 123, the Company would have recorded approximately $102,600 and $307,900 and $137,700 and $350,600 as stock based compensation in selling, general and administrative expenses for the three and nine months ended May 3, 2008 and April 28, 2007, respectively, related to the grants issued prior to the adoption of SFAS 123R, as presented below (in thousands):

	Three months ended		Nine months ended
	May 3, 2008	April 28,2007	May 3,2008	April 27, 2007

Net income (loss), as reported	$(662)	$3,418	$(2,541)	$10,039
Add: Stock-based compensation under APB 25	86	119	255	376
Add: Stock-based compensation under SFAS 123R	755	277	2,387	432
Less: Stock-based compensation expense determined under fair value method for all awards	(826)	(408)	(2,596)	(766)
Net income (loss), pro forma	$(647)	$3,406	$(2,495)	$10,081
Net income (loss) per share:
Reported net income (loss) per share - basic	$(0.03)	$0.13	$(0.10)	$0.57
Reported net income (loss) per share - diluted	(0.03)	0.13	(0.10)	0.41
Pro forma net income (loss) per share - basic	(0.03)	0.13	(0.10)	0.57
Pro forma net income (loss) per share - diluted	(0.03)	0.13	(0.10)	0.41

During the nine months ended May 3, 2008, 259,600 stock options with a weighted average grant date fair value of $5.48 per option and 591,535 unvested restricted stock units with a weighted average grant date fair value of $8.52 were granted under the Company’s 2006 Stock Option and Incentive Plan (the “2006 Plan”). The compensation expense charged against earnings for SFAS 123R stock-based compensation for the first nine months of fiscal year 2008 was approximately $3,510,100. The pre-tax impact of stock-based compensation expense was $0.14 per basic and diluted share, respectively, in the nine months ended May 3, 2008. As of May 3, 2008, there was approximately $6,041,400 in unrecognized compensation expense related to non-vested stock options under the Company’s stock plans. This unrecognized expense is expected to be recognized as compensation expense over the weighted-average vesting period of approximately four years.

In fiscal year 2000, the Company adopted the 2000 Optium Corporation Stock Incentive Plan, as amended (the “2000 Plan”), under which 3,457,073 shares of common stock were reserved for issuance. As of May 3, 2008, no shares are available for future grants under the 2000 Plan. Under the terms of the 2000 Plan, the Company could grant nonqualified or incentive stock options, restricted stock, restricted stock units or make awards of stock appreciation rights to directors, officers, employees, and consultants of the Company. Option grants under the 2000 Plan generally vest over four years and expire ten years from the date of grant. All options and shares cancelled or forfeited after October 10, 2006 (the effective date of the 2006 Plan as defined below) under the 2000 Plan are added back to the balance of shares reserved for issuance under the 2006 Plan.

Stock option transactions under the 2000 Plan for the nine months ended May 3, 2008 are summarized as follows:

	Number of options	Range of exercise prices	Weighted average exercise price
Balance—July 28, 2007	1,694,314	$0.48 - $17.50	$4.95
Granted	—	—	—
Forfeited	(7,526)	$0.84 - $17.50	$5.50
Exercised	(34,357)	$0.48 - $9.24	$0.80
Outstanding May 3, 2008	1,652,431	$0.48 - $17.50	$5.03
Options exercisable—May 3, 2008	1,171,083	$0.48 - $17.50	$3.80

During the nine months ended May 3, 2008, certain employees exercised options to purchase 34,357 shares of the Company’s common stock for proceeds of $27,600. These option exercises had an intrinsic value of approximately $231,800 and were granted under the 2000 Plan.

The weighted average remaining life of the 2000 Plan stock options as of May 3, 2008 is 7.0 years.

During the first quarter of fiscal year 2007, the Company adopted the 2006 Optium Corporation Stock Option and Incentive Plan, as amended (the “2006 Plan”), under which 283,333 shares of common stock were reserved for issuance. The

2006 Plan provisions provide for an automatic increase at the beginning of every quarter of each fiscal year in the number of shares reserved and available for issuance under the plan by a number equal to 0.75% of the then outstanding number of shares of common stock. The 283,333 shares reserved does not include the additional 190,059, 190,146, 190,732, 190,783, 191,074 and 191,691 shares reserved as of the first day of the Company’s fiscal year 2007 third and fourth quarters and fiscal year 2008 first, second, third and fourth quarters, respectively, or the aggregate substitute options granted in the Kailight acquisition.  In addition, the number of shares reserved for issuance under the 2006 Plan is automatically increased by the number of shares and options cancelled or forfeited under the 2000 Plan after October 10, 2006. Cancellations or forfeitures under the 2006 Plan are also added back to increase the total number of shares available for issuance under the 2006 Plan, with the exception of those options granted in connection with the Kailight acquisition.   During the nine months ended May 3, 2008, 49,829 cancelled or forfeited shares were added to the number of shares reserved for issuance under the 2006 Plan pursuant to these provisions. Under the terms of the 2006 Plan, the Company may grant nonqualified or incentive stock options, restricted stock, restricted stock units or make awards of stock appreciation rights to directors, officers, employees, and consultants of the Company. The exercise price for option grants shall be determined by the Board of Directors on the date of grant, but in no event shall the exercise price of incentive stock options be less than 100% of the fair market value of the common stock (110% for any incentive stock option granted to a person owning more than 10% of the total combined voting power of all classes of stock as determined by the Board of Directors on the date of grant). Option grants under the 2006 Plan generally vest over four years and expire ten years from the date of grant. As of May 3, 2008, 862,285 options for the purchase of common stock have been granted under the 2006 Plan. All options cancelled or forfeited under the 2006 Plan are added back to the balance of shares reserved for issuance under the Plan.

Stock option transactions under the 2006 Plan for the nine months ended May 3, 2008 are summarized as follows:

	Number of options	Range of exercise prices	Weighted average exercise price
Balance—July 28, 2007	582,575	$0.11 - $1,110.24	$19.20
Granted	259,600	$6.33 - $11.13	$8.20
Forfeited	(54,936)	$6.33 - $328.63	$15.73
Exercised	—	—	—
Outstanding—May 3, 2008	787,239	$0.11 - $1,110.24	$15.82
Options exercisable— May 3, 2008	127,068	$0.11 - $1,110.24	$19.34

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

As of May 3, 2008, 1,434,336, 106,874, and 787,239 shares were authorized, available for issuance and subject to outstanding awards, respectively, under the 2006 Plan. The weighted average remaining life of the 2006 Plan stock options as of May 3, 2008 is 9.1 years. The detail of all options exercisable under the 2000 Plan and the 2006 Plan as of May 3, 2008 is as follow:

Number of options	Range of exercise prices	Weighted average exercise price	Weighted average remaining life
599,396	$0.11 - $0.96	$0.59	5.5
114,229	$1.08 - $3.96	$1.60	7.0
220,905	$5.25 - $5.76	$5.52	7.8
363,415	$9.24 -$23.56	$13.79	8.3
206	$328.63 -$1,100.24	$711.72	9.0

The total intrinsic value of the fully vested and exercisable options above, had they been exercised on May 3, 2008, was approximately $5,700,600.

The restricted stock unit transactions under the 2006 Plan for the nine months ended May 3, 2008 are summarized as follows:

Number of restricted stock units
Balance—July 28, 2007	—
Granted	591,535
Forfeited	(9,551)
Vested	(133,269)
Unvested balance at May 3, 2008	448,715

The per stock unit weighted average fair value of the restricted stock units granted under the 2006 Plan for the nine months ended May 3, 2008 was $8.52 which was based on the closing stock price of the Company on the date of grants.  The restricted stock units have varying vesting schedules, dependent on the grant details. As of May 3, 2008, there was approximately $3,196,900 in unrecognized compensation expense related to non-vested restricted stock units. This unrecognized expense is expected to be recognized as compensation expense over the requisite service periods of the respective grants.  The weighted average remaining vesting period for restricted stock units as of May 3, 2008 is 1.5 years. All forfeitures or cancellations of restricted stock units are added back to the balance of shares reserved for issuance under the 2006 Plan. Additionally, those shares that are retained by the Company to satisfy tax withholding obligations are added back to the balance of shares reserved for issuance under the 2006 Plan.

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

In relation to these amended stock options, the Company recorded deferred stock-based compensation of approximately $1.5 million in the balance sheet in addition to the approximately $125,000 in deferred stock-based compensation referenced above. The amount of additional deferred stock-based compensation for each amended stock option was calculated based upon the difference between the amended exercise price of $1.08 per share, $2.40 per share or $3.96 per share, as applicable, and $10.92 per share, the valuation by the Board of Directors of the per share fair value of our common stock as of the date of amendment of the stock options. The Company will amortize this additional deferred stock-based compensation expense over the vesting period of the applicable stock option grants, subject to adjustment for any stock options which are cancelled or accelerated. During the nine months ended May 3, 2008, total stock-based compensation expense related to amortization of the deferred compensation balance was approximately $375,420.

7. Accrued Expenses

Accrued expenses consist of the following at (in thousands):

	May 3, 2008	July 28, 2007

Fees and expenses payable	$1,293	$1,531
Compensation and benefits	2,666	1,789
Professional services	1,139	1,012
Security deposit	57	57
	$5,155	$4,389

8.  Accrued Warranty Costs

The Company provides a warranty on all products. Warranty expenses are charged to operations and included in the cost of revenue in the accompanying condensed consolidated statements of operations. The Company accrues warranty for expected warranty claims based on historical return figures and accrues those costs at the time revenue is recorded.

A summary of the accrued warranty costs is as follows (in thousands):

Ending balance July 29, 2006	$223
Warranty accruals	428
Warranty repairs	(292)
Ending balance July 28, 2007	$359
Warranty accruals	327
Warranty repairs	(305)
Effect of foreign currency translation adjustment	4
Ending balance May 3, 2008	$385

9.  Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109, Accounting for Income Taxes, or FIN 48. FIN 48 provides guidance on how a company should recognize measure and disclose in its financial statements uncertain income tax positions. Under the new provisions, a company should not recognize a tax benefit for an uncertain income tax position unless it is “more likely than not” that such a position is sustainable. The Company adopted FIN 48 on July 29, 2007.  As a result of the implementation of FIN 48, the Company recognized a net $100,000 increase in the liability for unrecognized tax benefits, which was accounted for as an increase to the July 28, 2007 balance of the accumulated deficit. At May 3, 2008, the Company’s total liability for unrecognized net tax benefits is $484,000, which relates to the Company’s current position regarding its Federal R&D credit calculation and support.  The Company has not undergone an audit by either the Federal or Pennsylvania taxing authorities since its inception, nor has it undergone an audit by either the Australian or Israeli taxing authorities since the acquisitions of its respective subsidiaries.  Therefore, all of the Company’s tax years remain open to audit, subject to the appropriate statutes of limitations.  Consistent with past practice, the Company will record interest and penalties associated with uncertain tax positions in income tax expense.

At May 3, 2008, the Company had U.S. federal net operating loss, or NOL, carry forwards of approximately $20.0 million which expire through 2025. NOL carry forwards and credits are subject to review and possible adjustments by the Internal Revenue Service and may be limited by the occurrence of certain events, including significant changes in ownership interests. The Company performed an analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code had occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of the net operating loss carry forwards attributable to periods before the change.  As of May 3, 2008, the Company believes there are no limitations on the use of these federal NOLs, other than those related to the Company’s definitive merger with Finisar Corporation and discussed in the subsequent events footnote, herein.

In connection with the acquisition of Engana Pty Limited, (which was subsequently renamed Optium Australia Pty Ltd) in March 2006, the Company acquired Australian NOL carry forwards and credits in the amount of $4.8 million. These NOL carry forwards and credits are subject to review and possible adjustments by the Australian Taxation Office and may be limited by the occurrence of certain events, including significant changes in ownership interests or significant changes in the business of the Company. This is a factual test that can only be determined in the year in which the NOL carry forward is sought to be utilized. There is no time limit on the use of Australian NOL carry forwards. The acquired net operating losses have been fully offset by a valuation allowance. Upon utilization of such NOL carry forwards, goodwill will be reduced. Losses since the acquisition have been fully offset by a full valuation allowance due to the history of operating losses.

Since acquisition, Optium Australia Pty Ltd. has incurred additional NOLs of $14.0 million, which the Company believes can be used to offset future Australian income. The Company has recorded a full valuation allowance on the Australian NOLs due to the lack of profitability to date of the Australian operations.

In connection with the Kailight Photonics, Inc. acquisition, the Company acquired U.S. federal NOL carry forwards in the amount of approximately $7.5 million. The Company will perform an analysis to determine whether a Section 382 ownership change has occurred, but the Company expects the use of these NOLs will be significantly limited. Accordingly, management in its allocation of the purchase price recorded no value to the acquired deferred tax assets. If any of these acquired NOL carryforwards are utilized, goodwill will be reduced.

In assessing the realizability of deferred tax assets, management concluded it is “more likely than not” that some portion or all of the U.S. deferred tax assets will be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income during those periods in which those temporary differences become deductible or within the periods before NOL carry forwards expire. During the year ended July 28, 2007, based on cumulative U.S. taxable net earnings for the past three years and the expected future profitability of the U.S. operations, the company reversed the valuation allowance on its net U.S. deferred tax assets and recognized an income tax benefit of approximately $13.0 million.  The current quarterly and year to date consolidated effective tax rates of 24.7% and 3.2%, respectively are less than the U.S. statutory rate of 35% primarily due to foreign losses for which no income tax benefit was recorded and U.S. research and development tax credits available to the Company under U.S. tax law.

A reconciliation of the consolidated income tax rate to the effective tax rate for the Company is as follows:

	Three months ended		Nine months ended
	May 3,2008	April 28,2007	May 3,2008	April 28,2007
Tax at statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal	2.1	7.2	7.3	5.1
R&D credits	2.2	—	3.3	—
Foreign rate differential	(0.9)	1.7	(4.8)	1.7
Change in valuation allowance	(5.7)	(39.0)	(30.9)	(35.7)
Other	(8.0)	0 .2	(6.7)	—
Effective tax rate	24.7%	5.1%	3.2%	6.1%

10.  Commitments and Contingencies

Contingencies

In December 2004, the Company terminated its relationship with Appletec Limited, an Israeli company that was assisting us with our sales efforts in Israel. Beginning in May 2005 and through May 2005, the Company received correspondence from Appletec claiming it owed Appletec sales commissions. The Company does not believe that it owes any further commissions to Appletec. However, in June 2005 Optium Corporation sent a letter to Appletec’s counsel proposing a settlement. The Company did not receive a response to its proposal and Appletec filed an action in Israel against Optium and an Optium consultant alleging damages in an amount of approximately $1,800,000. The Company intends to defend itself vigorously and does not expect the ultimate outcome of this matter to have a material adverse effect on its business, financial condition, results of operations or cash flows.

On September 11, 2006, JDS Uniphase Corporation and EMCORE Corporation filed a complaint in the United States District Court for the Western District of Pennsylvania alleging that the Company’s 1550 nm HFC externally modulated transmitter, in addition to possibly “products as yet unidentified,” infringes on two U.S. patents.  Since no summary judgment motions have been ruled upon, the Company is unable to determine the ultimate outcome of this litigation.  On March 14, 2007, JDS Uniphase and EMCORE Corporation filed a second complaint in the United States District Court for the Western District of Pennsylvania alleging that the Company’s 1550 nm HFC quadrature amplitude modulated transmitter, in addition to possibly “products as yet unidentified,” infringes on another U.S. patent. Since discovery is currently in process, the Company is unable to determine the ultimate outcome of this second litigation.  During the three and nine months ended May 3, 2008, sales of the Company’s 1550 nm HFC externally modulated transmitter and 1550 nm HFC quadrature amplitude modulated transmitters, together, represented approximately 5% and less than 5%, respectively, of the Company’s revenues. The plaintiffs are seeking for the court to declare that Optium has willfully infringed on such patents and to be awarded up to three times the amount of any compensatory damages found, if any, plus any other damages and costs incurred. The Company intends to vigorously defend the claims asserted against it and believes that it has meritorious defenses.

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

Employment agreements

The Company has employment agreements with certain officers and key employees. The agreements are for one to three year periods that expire in August 2008 or April 2009, subject to automatic renewal. According to the terms of the agreements, if there is a termination without cause, as defined, a termination for good reason, as defined, of the employee in certain situations, or if the agreements are not renewed, the Company must pay, depending on the agreement, severance of one to two years salary and bonus.

11.  Major Customers

Accounts receivable potentially subject the Company to a concentration of credit risk. The Company currently derives its revenues from a variety of companies in many different geographic locations internationally and in the United States operating within the telecommunications and cable TV industry.

Revenues from direct customers, including contract manufacturers, comprising 10% or more of total revenues during the three and nine months ended May 3, 2008 and April 28, 2007, respectively were as follows:

	Three months ended		Nine months ended
	May 3, 2008	April 28, 2007	May 3, 2008	April 28, 2007

Customer A	16%	2%	12%	2%
Customer B	15%	21%	14%	20%
Customer C	14%	9%	11%	13%
Customer D	7%	24%	13%	26%
Customer E	9%	7%	13%	7%

Accounts receivable from these five customers at May 3, 2008 represented 58% of total accounts receivable.

12.  Related Party Transactions

During the three and nine months ended May 3, 2008 and April 28, 2007, the Company paid a sales and marketing consultant, who is the brother of the president and chief executive officer of the Company, $43,900 and $115,700 and $34,200 and $100,800, respectively, in cash compensation during such fiscal periods.  In addition, during the nine months ended May 3, 2008, the Company granted, for no additional consideration, 2,500 restricted shares of common stock with a fair market value of $26,000. These stock units vest quarterly over a two year period, beginning on January 1, 2008.

During the three and nine months ended May 3, 2008 and April 28, 2007, the Company used Gertel Asset Management, a company that provides jet air transportation, for certain business travel by our executive officers and other employees.  The Company’s chief executive officer has an ownership interest in Gertel Asset Management. Payments to Gertel Asset Management by the Company were approximately $31,400 and $50,600 in the three and nine months ended May 3, 2008 and $13,000 and $50,900 in three and nine months ended April 28, 2007, respectively, during such periods.

Amounts paid to related parties represented values considered fair and reasonable, reflective of an arm’s length transaction.

13.  Subsequent Event

On May 16, 2008 the Company announced it had entered into a definitive merger agreement with Finisar Corporation.  Finisar Corporation, a technology leader for fiber optic components and subsystems and network performance test and monitoring systems, will be combined with Optium Corporation through an all-stock merger, creating the world’s largest supplier of optical components, modules and subsystems for the communications industry.  Under the terms of the merger, which has been approved by the boards of directors of both companies, Optium stockholders will receive 6.262 Finisar shares for each Optium share they own. Outstanding Optium options and warrants will represent a corresponding right to acquire a number of Finisar shares based on the above exchange ratio. Shares of the combined company will continue to trade on the NASDAQ Select Market under the symbol FNSR. The proposed combination is subject to the approval of both companies’ stockholders and other customary conditions including required regulatory and other approvals. The merger is expected to close in the third quarter of calendar year 2008.

It is anticipated that the merger will impact various key accounting issues and assumptions currently taken by Optium Corporation.  They include possible limitations on the future use of the Company’s federal, state and international NOL carryforwards and acceleration of vesting of certain outstanding stock options and restricted stock units that will result in accelerated stock compensation expense under FASB 123R.  Additionally, future payments of up to $5,000,000 to be made to Kailight shareholders based upon the achievement of certain performance milestones may be accelerated by the merger. At the current time, the potential changes in these tax, compensation expense and milestone payments cannot be determined or estimated, as the merger is not final.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MAY 3, 2008 AND COMPARABLE PERIODS ENDED APRIL 28, 2007

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB No. 115, or SFAS 159. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We are currently determining the impact of implementing SFAS 159 which will be effective for fiscal year 2009.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of Accounting Research Bulletin, or ARB No. 51, or SFAS 160.  SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  SFAS 160 establishes and expands accounting and reporting standards for the noncontrolling interest in a subsidiary and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity and should be reported as equity in consolidated financial statements. The Company is currently determining the impact of implementing SFAS 160, which will be effective for fiscal year 2010.

Results of operations

Comparison of Results for the Three and Nine Months Ended May 3, 2008 to the Three and Nine Months Ended April 28, 2007

In order to more fully understand the comparison of the results of operations for the three and nine months ended May 3, 2008 to the three and nine months ended April 28, 2007, it is important to note the following significant changes in our operations that occurred in fiscal year 2007:

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

Revenue

Total revenue increased 30.3% to approximately $45.0 million for the three months ended May 3, 2008 from approximately $34.5 million for the three months ended April 28, 2007.  Total revenue increased 23.0% to approximately $121.4 million for the nine months ended May 3, 2008 from approximately $98.7 million for the nine months ended April 28, 2007. This increase in revenue is primarily attributable to increases in sales of our ROADM product line of approximately $7.4 million and $16.0 million, respectively in the three and nine months ended May 3, 2008, as compared to the three and nine months ended April 28, 2007. Our ROADM sales in the three and nine months ended April 28, 2007 were only $1.0 million and $1.2 million, respectively and did not significantly contribute to our overall revenue.  Additionally, sales of approximately $2.3 million and $4.9 million of our 40Gb/s transceivers during the three and nine months ended May 3, 2008, respectively, contributed to the increase in revenues. The 40Gb/s products were not released to market for sale until late fiscal year 2007 and did not contribute to revenues for the three and nine months ended April 28, 2007.

End customers are defined as those customers who purchase our products directly or through contract manufacturers. Revenues from end customers comprising 10% or more of total revenues during the three and nine months ended May 3, 2008 and April 28, 2007, respectively were as follows:

	Three months ended		Nine months ended
	May 3, 2008	April 28, 2007	May 3, 2008	April 28, 2007

Customer A	26%	7%	19%	10%
Customer B	16%	24%	17%	23%
Customer C	13%	15%	17%	14%
Customer D	8%	26%	14%	28%

Our revenues continue to be driven by accelerating investment in bandwidth capacity expansion to support growing video transport traffic, including on-demand internet video, IPTV and expanded HD cable TV offerings, as well as G3+ and G4 cellular backhaul systems.

Gross profit

Gross profit increased 27.5% to approximately $11.9 million for the three months ended May 3, 2008 from approximately $9.4 million for the three months ended April 28, 2007. Gross profit increased 16.0% to approximately $32.5 million for the nine months ended May 3, 2008 from approximately $28.0 million for the nine months ended April 28, 2007. The increase in gross profit was primarily attributable to increases in revenues during the three and nine months ended May 3, 2008, as compared to the three and nine months ended April 28, 2007. Gross margin decreased to 26.5% from 27.1% for the three months ended May 3, 2008 as compared to the three months ended April 28, 2007. Gross margin decreased to 26.7% from 28.4% for the nine months ended May 3, 2008 as compared to the nine months ended April 28, 2007. The decreases in gross margins were due in significant part to the additional operational expenditures, capacity expansion and overhead associated with our high-growth WSS ROADM and 40Gb/s product lines, as well as pricing and mix.

Research and product development

Research and product development expenses increased 82.0% to approximately $6.1 million for the three months ended May 3, 2008 from approximately $3.4 million for the three months ended April 28, 2007. Research and product development expenses increased 73.8% to approximately $17.2 million for the nine months ended May 3, 2008 from approximately $9.9 million for the nine months ended April 28, 2007. The increases in research and product development expenses for the three and nine months ended May 3, 2008, as compared to the same periods in the prior year were due to higher headcount, including our acquisition of Kailight in May 2007 and associated costs related to our decision to increase the number of engineering projects to further expand our product portfolio.

We had increases of approximately $1.8 million and $4.7 million for the three and nine months ended May 3, 2008, respectively, as compared to the three and nine months ended April 28, 2007, primarily attributable to research and product development efforts connected to our ROADM and 40Gb/s product lines.  Additionally, we incurred increases in stock-based compensation contained within research and product development expense of approximately $0.3 million and $1.1 million in the three and nine months ended May 3, 2008, respectively, as compared to the three and nine months ended April 28, 2007, primarily associated with increased headcount and the issuance of certain employee bonuses in restricted stock units.  We experienced increased labor and associated benefits costs of approximately $0.5 million and $1.3 million in our U.S. research and product development operations in the three and nine months ended May 3, 2008 as compared to the same periods in the prior year.

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

Selling, general and administrative

Selling, general and administrative expenses increased 90.2% to approximately $7.1 million for the three months ended May 3, 2008 from approximately $3.7 million for the three months ended April 28, 2007. Selling, general and administrative expenses increased 98.5% to approximately $19.6 million for the nine months ended May 3, 2008 from approximately $9.9 million for the nine months ended April 28, 2007.

We experienced increased costs for the additional infrastructure necessary to support our revenue growth. These costs included increased labor costs as a result of additional headcount and additional legal and other professional fees, as well as additional costs of compliance with the Sarbanes-Oxley Act of 2002. Additionally, we incurred increases in stock-based compensation contained within selling, general and administrative expense of approximately $0.5 million and $1.8 million in the three and nine months ended May 3, 2008, respectively as compared to the three and nine months ended April 28, 2007. In the three and nine months ended May 3, 2008 approximately $0.1 million and $0.4 million, respectively, of stock-based compensation expense charged to our income statement was related to restricted stock unit grants made to employees and executives under the Executive Officer and US Non-Executive Employee Fiscal Year 2008 Bonus Plans.  In comparison, we incurred approximately $0.9 million of bonus expense in the nine months ended April 28, 2007.

We also incurred an increase of approximately $2.5 million of patent litigation expenses in the nine months ended May 3, 2008, as compared to the nine months ended April 28, 2007.  Patent litigation expenses in the three month periods ended May 3, 2008 and April 28, 2007 were comparable. These additional legal costs are related to the defense of patent infringement lawsuits brought against us, as discussed in further detail in Part II, Item 1on this Form 10-Q. During the three and nine months ended May 3, 2008, we incurred expenses related to our recently announced merger with Finisar. These expenses totaled approximately $0.6 million and were primarily legal and accounting fees related to due diligence procedures. We expect to incur additional charges related to our merger with Finisar in the future.  Our professional accounting fees and other legal fees increased approximately $0.3 million and $0.1 million in the three and nine months ended May 3, 2008, respectively, as compared to the same periods in the prior year.

We also experienced increases in selling, marketing and administrative costs associated with the growth of our ROADM and 40Gb/s product lines of approximately $0.6 million and $1.7 million in the three and nine months ended May 3, 2008, respectively, as compared to the same periods in the prior year. Additionally, we have experienced increased commission expenses of $0.2 million and $0.6 million for the three and nine month periods ended May 3, 2008, when compared to the three and nine month periods ended April 28, 2007. This is primarily related to our sales efforts in the Asia, leading to increased shipments which has increased our commission payments to sales representatives and consultants.  We have also had increases of $0.2 million related to our trade shows and demonstration products in both the three and nine month periods year to year. This can be attributed to increased expenses and participation in trade shows and increased distribution of demonstration products to our growing customer base. We expect selling, general and administrative expenses to continue to increase in the future, as we continue to expand our product line offerings, and we expense additional stock grants under SFAS 123R guidance.

Interest and other income, net

Interest and other income, net, decreased to approximately $0.4 million from $1.3 million for the three months ended May 3, 2008, when compared to the three months ended April 28, 2007.  Interest and other income, net, decreased to approximately $1.7 million from $2.5 million for the nine months ended May 3, 2008, when compared to the nine months ended April 28, 2007.  The decrease in the three and nine month periods can be attributed to a decrease in our cash and cash equivalents and short-term investments as a result of our cash purchase of Kailight in May 2007, as well as declining interest rates on many investment vehicles in recent months. We expect our interest income to fluctuate as interest rates increase or decrease.

Income tax expense

During the three months ended May 3, 2008 and April 28, 2007 we had income tax benefit and expense of approximately $217,000 and $182,000, respectively.  We had income tax benefit and expense of approximately $83,000 and $654,000 for the nine months ended May 3, 2008 and April 28, 2007, respectively.  For the three months ended May 3, 2008 and April 28, 2007 our overall effective tax rates were approximately 24.7% and 5.1%, respectively.  Our overall effective tax rate was approximately 3.2% and 6.1% in the nine months ended May 3, 2008 and April 28, 2007, respectively. Because we report losses in our foreign jurisdictions and income in our U.S. operations, our expected quarterly consolidated effective tax rates will fluctuate significantly until our foreign operations establish a trend of profitability. Income tax expense will increase if our profits increase.

Liquidity and Capital Resources

As of May 3, 2008 and April 28, 2007, we had cash and cash equivalents of approximately $42.6 million and $78.0 million, respectively.  Our working capital was approximately $80.9 million and $121.5 million at May 3, 2008 and April 28, 2007, respectively. This decrease was primarily due to our purchase of Kailight in May 2007 and additional costs related to our ramp up of production and relocation of our Australian operations.  We held short-term investments of approximately $3.6 million, accounts receivable of approximately $32.8 million, and debt of approximately $31,000 as of May 3, 2008.

Operating activities

Net cash used in operating activities was approximately $5.5 million for the nine months ended May 3, 2008, as compared to approximately $10,000 for the nine months ended April 28, 2007. Net cash used in operating activities for the nine months ended May 3, 2008 primarily resulted from a net loss of approximately $2.5 million, adjusted for approximately $3.4 million of depreciation and amortization and approximately $3.6 million of stock-based compensation, offset by increases in accounts receivable and inventories of approximately $11.0 million and $6.8 million, respectively. Net cash used in operating activities for the nine months ended April 28, 2007 primarily resulted from period to date net income of approximately $10.0 million offset by increases in accounts receivable of approximately $7.8 million and inventories of approximately $5.1 million.

Investing activities

Net cash provided by investing activities was approximately $22.7 million for the nine months ended May 3, 2008 as compared to approximately $27.1 million used in investing activities in the nine months ended April 28, 2007. During the nine months ended May 3, 2008, approximately $90.0 million of short-term investments were sold or matured. This was offset by additional purchases of marketable securities of approximately $57.6 million and property and equipment of approximately $9.5 million.  Net cash used in investing activities for the nine months ended April 28, 2007 was primarily related to purchasing marketable securities with a portion of our initial public offering proceeds.

Financing activities

Net cash used in financing activities was approximately $4,000 for the nine months ended May 3, 2008 as compared to approximately $94.8 million provided by financing activities for the nine months ended April 28, 2007. Net cash used in financing activities for the nine months ended May 3, 2008 primarily related to approximately $32,000 of debt pay down, offset by approximately $28,000 of proceeds from the issuance of common stock in connection with the exercise of employee stock options.  Net cash provided by financing activities for the nine months ended April 28, 2007 was primarily related to the proceeds from our initial public offering.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. No change in our internal control over financial reporting occurred during the fiscal quarter ended May 3, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based upon that evaluation, our Chief Executive

Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

In December 2004, we terminated our relationship with Appletec Limited, an Israeli company that was assisting us with our sales efforts in Israel. Beginning in May 2005 and through May 2005, we received correspondence from Appletec claiming we owed Appletec sales commissions. We do not believe that we owe any further commissions to Appletec. However, in June 2005 we sent a letter to Appletec’s counsel proposing a settlement. We did not receive a response to our proposal and Appletec filed an action in Israel against us and a consultant of ours alleging damages in an amount of approximately $1,800,000. We intend to defend ourselves vigorously and we do not expect the ultimate outcome of this matter to have material adverse effect on our business, financial condition, results of operations or cash flows.

On September 11, 2006, JDS Uniphase Corporation and EMCORE Corporation filed a complaint in the United States District Court for the Western District of Pennsylvania alleging that the Company’s 1550 nm HFC externally modulated transmitter, in addition to possibly “products as yet unidentified,” infringes on two U.S. patents.  Since no summary judgment motions have been ruled upon, the Company is unable to determine the ultimate outcome of this litigation.  On March 14, 2007, JDS Uniphase and EMCORE Corporation filed a second complaint in the United States District Court for the Western District of Pennsylvania alleging that the Company’s 1550 nm HFC quadrature amplitude modulated transmitter, in addition to possibly “products as yet unidentified,” infringes on another U.S. patent. Since discovery is currently in process, we are unable to determine the ultimate outcome of this second litigation.  During the three and nine months ended May 3, 2008, sales of our 1550 nm HFC externally modulated transmitter and our 1550 nm HFC quadrature amplitude modulated transmitters, together, represented approximately 5% and less than 5%, respectively, of the Company’s revenues.  . The plaintiffs are seeking for the court to declare that we have willfully infringed on such patents and to be awarded up to three times the amount of any compensatory damages found, if any, plus any other damages and costs incurred. We intend to vigorously defend the claims asserted against us and we believe that we have meritorious defenses.

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

Historically, we have generated most of our revenues from a limited number of end customers. For example, in the three months ended May 3, 2008 and April 28, 2007, we generated 63% and 72%, respectively, of our revenues from our four largest end customers during those periods. We may not be able to offset any decline in revenues from our existing major customers with revenues from new customers and our quarterly results may be volatile because we are dependent on large orders from these customers that may be reduced or delayed. Our dependence on a limited number of customers is due to the fact that the network systems industry is dominated by a small number of large companies, and the industry continues to consolidate, as with the recent mergers of Cisco Systems and Scientific-Atlanta, Ericsson and Marconi, Lucent and Alcatel and the network divisions of Nokia and Siemens. Similarly, our customers depend primarily on a limited number of major carrier customers to purchase their network systems products that incorporate our optical subsystems. Many major telecommunication services providers are experiencing losses from operations. The further consolidation of the industry, coupled with potential declining revenues from our major customers, may have a material adverse impact on our business.

We are subject to a number of risks with respect to our pending merger with Finisar Corporation.

On May 16, 2008, we announced that we had entered into a definitive agreement to merge with Finisar Corporation. The pendency of the merger will subject the Company to considerable risks, including the potential disruption of its ongoing business and distraction of its management team, unanticipated expenses related to the merger, and the potential loss of key employees of the Company. Additionally, the merger may affect our current accounting positions, including possible limitations on the future use of our federal, state and international NOL carryforwards, acceleration of vesting of certain outstanding stock options and restricted stock units that will result in accelerated stock compensation expense under FASB 123R.

Moreover, management will need to deal with the challenges resulting from uncertainty regarding the completion of the merger because stated conditions of closing, many of which are outside of the control of us and Finisar, must be met, including approval of the merger by each company’s stockholders. This uncertainty may cause customers and suppliers to delay or defer decisions concerning us, which could negatively affect our business. Customers and suppliers may also seek to change existing agreements with us as a result of the merger. Any delay or deferral of those decisions or changes in existing agreements could have a material adverse affect on our business and our company, regardless of whether the merger is ultimately completed. If we do not succeed in addressing these challenges or other problems encountered in connection with the pending merger, our operating results and financial condition could be adversely affected.

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

•                  During the fourth quarter of calendar year 2008, we plan to complete the relocation of our Optium Australia operating facility.  This relocation includes relocation of all of our Australian manufacturing operations, including significant capital equipment and assets. There are various risks in connection with the planned relocation, including delays and other issues caused by inclement weather, damage to our equipment, and problems in recommencing manufacturing operations after the relocation of our equipment. If we fail to properly manage this relocation to minimize manufacturing and other business interruption, our business and financial results could be materially harmed.

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

We incur significant increased costs as a result of operating as a public company, our management is required to devote substantial time to compliance initiatives, and if we have deficiencies in our internal controls over financial reporting or other compliance controls, the market price of our stock could decline and we could be subject to sanctions or investigations.

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

As of May 3, 2008, we had U.S. net operating loss, or NOL, carryforwards of approximately $20.0 million for federal and $7.3 million for state income tax purposes expiring through fiscal year ending July 2025. These NOL carryforwards represent an asset to the extent they can be utilized to reduce future cash income tax payments. Utilization of our NOL carryforwards depends on the timing and amount of taxable income earned in the future, which we are unable to predict. We have performed an analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code has occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of the U.S. NOL carry forwards attributable to periods before the change. The review determined we have no current limitations related to the NOL carryforwards.

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

In addition, as of June 9, 2008 there were 48,496 shares subject to outstanding warrants, 2,430,229 shares subject to outstanding options, and 433,814 unvested restricted stock units. Additional shares will be available for issuance under our stock option plans. These shares are eligible for sale in the public market to the extent permitted by any applicable vesting requirements. Moreover,  holders who, at the time of our initial public offering, held an aggregate of approximately 17 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our employee benefit plans. Once we register these shares, they can be freely sold in the public market upon issuance.

Our directors, management and entities associated with them will exercise significant control over our company, which will limit your ability to influence corporate matters.

Our executive officers and directors and entities associated with them, over which one or more of them has voting or dispositive power, collectively beneficially own approximately 37% of our outstanding common stock as of June 9, 2008. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might negatively affect the market price of our common stock.

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

OPTIUM CORPORATION.

Dated:	June 13, 2008	/s/ Eitan Gertel
Eitan Gertel
President and Chief Executive Officer

Dated:	June 13, 2008	/s/ David Renner
David Renner
Vice President of Finance and
Chief Financial Officer